Form 10KSB40
period 1998-07-31
MURRAY UNITED DEVELOPMENT CORP
filed 2000-01-04
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended July 31, 1998

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from ___________________ to ____________________

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
                         (Name of Small Business Issuer)

             Delaware                                  22-2856171
(State or other jurisdiction of             (I.R.S. employer identification no.
incorporation or organization)

P.O. Box 224, Landing, New Jersey                        07850
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (908)979-3025

Securities registered pursuant to Section 12(b) of the Act:
         NONE
Securities registered pursuant to Section 12(g) of the Act:
         NONE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No     X
    --------      --------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive information or proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

The Registrant did not have any revenues during its fiscal year ended July 31, 1998.

As of October 15, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as computed by reference to the average bid and asked price of such stock on that date was approximately $848,965.

60,953,434 shares of the registrant's Common Stock were outstanding as of October 15, 1999.

Transitional Small Business Disclosure Format:

Yes                       No      X
    ------------             -----------

 Documents incorporated by Reference: NONE

                                EXPLANATORY NOTE

         Murray United Development Corp. (the "Company") has not filed its quarterly reports on Form 10-QSB since October 31, 1996. However, the financial information included in this report on Form 10-KSB for the fiscal year ended July 31, 1998 includes financial data for each fiscal quarter commencing October 31, 1996 through July 31, 1998.

         In addition, the Company intends to file its reports on Form 10-QSB for the quarterly periods ended October 31, 1998, January 31, 1999 April 30, 1999 and October 31, 1999, as well as its annual report for the fiscal year ended July 31, 1999, on or before January 31, 2000.

                      INDEX TO FORM 10-KSB -- Parts I - III

Part I                                                             Page
                                                                   ----
         -  Item 1.     Description of Business                      4
         -  Item 2.     Description of Property                     11
         -  Item 3.     Legal Proceedings                           11
         -  Item 4.     Submission of Matters to a
                        Vote of Security Holders                    11

Part II

         -  Item 5.     Market for Common Equity and
                        Related Stockholder Matters                 11
         -  Item 6.     Management's Discussion and
                        Analysis or Plan of Operation               12
         -  Item 7.     Financial Statements                        18
         -  Item 8.     Changes in and Disagreements
                        With Accountants and Accounting
                        and Financial Disclosure                    18

Part III

         -  Item 9.     Directors, Executive Officers,
                        Promoters and Control Persons;
                        Compliance with Section 16(a)
                        of the Exchange Act                         18
         -  Item 10.    Executive Compensation                      20
         -  Item 11.    Security Ownership of Certain
                        Beneficial Owners and Management            21
         -  Item 12.    Certain Relationships and Related
                        Transactions                                22
         -  Item 13.    Exhibits, List and Reports on
                        Form 8-K                                    23
                        Signatures                                  25
                        Index to Exhibits                           26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

Murray United Development Corporation (the "Company") is a development stage corporation founded in October 1987 to exploit commercially an internal combustion engine (referred to herein as the "Rotorcam Engine") that would run on fuels other than gasoline, have significantly fewer parts, and would be lighter and operate more efficiently than conventional internal combustion engines. Although the Rotorcam Engine is an internal combustion engine, it differs from existing engines in that its four cylinders lie radially, ninety degrees apart and rotate around the engine's central axis. The Rotorcam Engine's cylinders radiate outward from a central axle like the spokes of a wheel with the heads of the cylinders pointing inward. At the end of each piston arm is a small wheel which runs along the inside of a large flat ring that encloses the whole engine. The ring is oval in shape so that, when the cylinders rotate around the central axle, the pistons are pushed in and out as the wheels roll from the narrow part of the oval ring to the wide part. As they rotate, a large port in each cylinder successively passes apertures through which the air-fuel mixture enters and exhaust gases exit.

In October 1987 the Company acquired from its predecessor, Rotorcam Technology Corp., an assignment of license under which it obtained the exclusive right and license to exploit all existing technology relating to the Rotorcam Engine, which had previously been licensed to Rotorcam Technology Corp. by a former officer of the Company.

In July l993 the Company filed a lawsuit against two former officers and directors of the Company (referred to herein as the "Murrays"). On November 18, 1993 the parties entered into a settlement agreement terminating the litigation, under which the Company agreed to pay to the Murray's $75,000, subject to certain contingencies, and to deliver a promissory note in the principal amount of $50,000. In return, the Murray's agreed to tender to the Company an aggregate of ten million shares of the Company's common stock owned by them and title to their patents for the Rotorcam Engine.

Subsequently, certain shareholders of the Company brought a class action lawsuit against the Murrays in the Superior Court of Morris County, New Jersey, alleging fraud and misrepresentation. On June 25, 1996 a Stipulation of Settlement was executed by the plaintiff class, the Murrays, and the Company, and on September 24, 1996 the Court approved the settlement under which the Company paid the Murrays $26,769 and received in return, on behalf of the shareholders of the Company, 27,306,100 shares of common stock of the Company previously owned by the Murrays. Of the 27,306,100 shares tendered by the Murrays, 2,548,867 were transferred to the law firm representing the plaintiff class in partial payment of their legal fees and disbursements, and the remaining 24,757,233 shares have been cancelled.

The Company believes that pollution and depleting petroleum resources continue to stimulate commercial interest in engines designed to run on alternative fuels. Although numerous such alternative engines have been researched and developed by both the government and the private sectors, none has received widespread commercial acceptance. The Company has been engaged in the research, design and development of the Rotorcam Engine technology since the Company's inception in 1988. Since inception, the Company has spent, cumulatively, approximately $840,000 on such research and development. Due principally to a shortage of operating funds, the Company did not incur any research and development costs during its 1999 or 1997 fiscal years and incurred only $9,750 for research and development during fiscal 1998.

From March 1988 through December 1989 the Company carried out the design and production of a prototype of the Rotorcam Engine as well as the design and procurement of a dynamometer test facility. In January 1990 the Company tested the Rotorcam Engine using gasoline fuel. The Rotorcam Engine achieved combustion, operated under its own power and maintained a stable speed. Subsequently to such testing, the Company made certain modifications to the Rotorcam Engine and resumed testing to obtain additional performance information and engineering data for further development. Design changes to the prototype implemented in the latter part of 1992 reduced the availability of the Rotorcam Engine for demonstration purposes and the gathering of engineering data. The prototype was subsequently retrofitted with new components, thereby restoring it to demonstrator status. In September 1995 the engine was successfully converted to operate on propane and has continued to operate on propane to date.

In March 1997 the Company entered into an agreement with the U.S. Merchant Marine Academy at Kings Point, New York to house the Rotorcam Engine and related equipment at the Academy's engineering and teaching facilities. The Company agreed to pay the academy $200 per month for one year for use of its facilities. The Academy agreed to assist the Company with its preliminary analysis of the Rotorcam Engine and to provide a letter of support to assist the Company in acquiring research grants.

In July 1998 the Company entered into an agreement with the Southwest Research Institute of San Antonio, Texas ("SRI"). SRI is generally considered to be one of the country's foremost independent research institutes with approximately 2,500 scientists, engineers and support personnel. SRI conducts an average of 1,500 nationally and internationally sponsored projects each year. Under the Company's agreement with SRI, SRI agreed to provide an engineering study of the Rotorcam Engine at a cost of $9,750. Such study included an evaluation of existing Rotorcam Engine hardware and data, including test data on the current prototype and design and analytical data obtained by the Company to date. In addition, SRI agreed to prepare an evaluation report summarizing its findings and a technical and cost proposal for the next phase of work. In September 1998, with the agreement and consent of the Merchant Marine Academy, the Rotorcam was moved from the Academy to SRI's facility in San Antonio, Texas.

In December 1998, SRI issued its report on the results of the testing of the Rotorcam Engine (the "Report"). In the Report, SRI concluded that there were three (3) significant advantages of the Rotorcam Engine over conventional reciprocating engines: higher torque at a specified rpm, a potential of improved cycle efficiency and energy savings, and the improvement of overall efficiency and packaging resulting from the ability to eliminate a gear box. However, SRI also concluded that certain prior perceived advantages of the Rotorcam Engine were not supported by the evidence that it had gathered during its review. In particular, SRI concluded that the prototype did not necessarily possess advantages over conventional reciprocating engines with respect to high power-to-weight ratio, low manufacturing and maintenance costs, improved packaging, multi-fuel potential, and variable compression ratio. In addition to its findings, the Report recommended potential applications for the Rotorcam Engine, including off-road power equipment, utility equipment and gensets.

In response to the Report, provided funding becomes available, management of the Company has determined to redesign and rebuild a second generation prototype of the Rotorcam Engine ("Second Prototype") to address the issues raised by SRI in the Report. Management estimates that the cost of such Second Prototype will be approximately $350,000 to $375,000 and will take approximately 15 to 18 months from the time such funding becomes available to complete. The development work on the Second Prototype will address substantially all of the technical problems of the first prototype and be divided into six (6) phases:

Phase I Cycle simulation analysis to study and optimize the particular features that make the Rotorcam Engine unique;

Phase II  Redesign of the seals for the engine;

Phase III  Redesign of combustion chambers, pistons and cylinders;

Phase IV Manufacture of the Second Prototype, which would contain new components, including a static seal plate, sliding seals and springs, combustion caps, cylinders, pistons, spark plugs, and ignition timing contacts;

Phase V Assembling the Second Prototype in preparation for a test program, the objectives of which would be to evaluate the capability of the Rotorcam Engine for producing power and torque, engine speed range over which the engine can be successfully operated, fuel economy and emissions of key exhaust pollutants; and

Phase VI Testing the Second Prototype to evaluate key performance measurements, including engine rotating speed and torque, mass air flow, mass fuel flow, exhaust temperature, exhaust oxygen concentration and gaseous emissions; and

If the Second Prototype shows clear advantages of the Rotorcam Engine over conventional reciprocating engines in a specific market, and if the necessary funds are then available, the Company plans to commission the development of a third prototype ("Third Prototype") of the engine. The Third Prototype would be designed to address the performance, cost, reliability and producibility issues associated with the chosen market.

Management estimates that the cost to develop such a Third Prototype would be between $2 million and $3 million and estimates that it would take between 18 to 24 months from the time the Second Prototype is completed and such funding becomes available to complete the Third Prototype. During this phase of development the Company plans to commission the production of several variations of the Third Prototype that would be used for different purposes, including performance development, durability assessment, and demonstrators to be used in application field testing.

Management is attempting to locate a funding source for the $350,000 to $375,000 amount required to complete the Second Prototype. Since June 1998, Management has been attempting to obtain Small Business Innovation Research grant money from the Lewis Research Center of the National Aeronautics and Space Administration. The evaluation work provided by SRI, as described in its Report, has made the Company eligible to obtain Phase I and Phase II grants from the Lewis Research Center. However, there can be no assurances that the Company's applications for such grants will be approved or, even if approved, that such grants will provide sufficient funding to complete the Second Prototype. Other possible sources for such funding include an offering of the Company's equity securities, borrowing from private sources, and/or exercise of the Company's 15,398,000 outstanding Class B Warrants. The Company intends to attempt to raise the funds necessary to complete the Second Prototype from such sources but can provide no assurances that it will be able to do so. If it is unable to raise such funds, the Company may never be able to further develop the Rotorcam Engine.

Management believes that if the Second Prototype is successfully completed, the Company will be able to raise sufficient funds to complete the Third Prototype from research grants and/or equity financing. However, since a decision to proceed with a Third Prototype will depend on the results obtained from the Second Prototype, there can be no assurances that Management will decide to build a Third Prototype or that the Company will, in fact, be able to obtain sufficient funds to complete such Third Prototype. Since a Third Prototype is essential to the Company's ability to market the Rotorcam Engine, the inadvisability of producing, or financial inability of the Company to produce, such Third Prototype will have a materially adverse effect on the Company's ability to successfully market the engine.

In view of the projected time it will take to complete the Second and Third Prototypes, which assumes that funding becomes available, of which there can be no assurances, Management of the Company is presently seeking opportunities to diversify the Company into businesses in addition to the Rotorcam Engine. However, its ability to do so will depend, primarily, on available financing, and there can be no assurances that Management will be successful in such attempts to obtain such financing and diversify the Company.

Marketing

If the Company is able to raise the capital needed to complete the Third Prototype, then, during the period in which the Third Prototype is being developed, the Company intends to determine appropriate markets for the Rotorcam Engine. Based on SRI's Report, Management of the Company currently believes that a market is available for the Rotorcam Engine in off-road terrain equipment, such as earth-moving farm equipment, tanks, pony engines, marine engines, generators, and co-generation systems that are used to cool, as well as to provide an electrical power source for, home and industry. Should the Company be successful in its attempts to produce an engine that is commercially viable, it intends to attempt to enter into licensing or contract manufacturing arrangements with third parties for production and sale of the Rotorcam Engine.

Competition

The Company believes that competition in the alternative engine market is intense and that the Company is competing with other entities that have financial and other resources far greater than its own. The Company's research and development efforts are competing directly with major automobile manufacturers as well as with other commercial and industrial companies that have established and well financed research and development efforts in enhancement and improvements to existing engines as well as development of alternative engines. The Company's limited resources may impede its ability to compete successfully. Moreover, unless the Company receives substantial additional financing, it is unlikely that he Company will be able to commercially exploit the Rotorcam Engine. There can be no assurances that the Company will receive any additional funding.

If the Company is able to obtain sufficient funds to commercially exploit the Rotorcam Engine, the Company expects to compete primarily on the basis of technological advantage, which will permit favorable product cost and performance differentials. Since engine technology is subject to rapid and dramatic changes, however, competitors may develop better approaches to such technology, which would seriously and adversely affect the Company.

Technology

Pursuant to legal settlements signed on November 18, 1993 and June 26, 1996 between the Company and Jerome Murray, the Company obtained title to seven U.S. patents and four international patents as well as rights to various patents pending. Of such seven U.S. patents, three remain in effect and four expired due to lack of funds necessary to maintain such patents. Each of the foreign patents and the rights to patents pending have also expired due to a lack of funds necessary to acquire or maintain such patents.

Employees

The Company currently has one employee, Mr. Dwight Foster, who was appointed President and Chief Executive Officer of the Company in December 1998. Mr. Foster is not currently receiving cash or other compensation for his services to the Company. However, the Board of Directors of the Company is considering granting to Mr. Foster restricted stock and/or stock options as compensation for past and future services to the Company. Mr. Anthony Campo, who is the Chairman of the Board, Executive Vice-President, Secretary and Treasurer of the Company, is acting in such capacities without compensation. Mr. Campo also provides the Company with general administrative services without compensation and has provided substantial financing to the Company. The Company has also retained the services of a consultant, who provides engineering services to the Company from time to time as needed with payment being made on an hourly basis.

Government Regulation

If successfully developed, the Rotorcam Engine will be subject to a series of regulations promulgated by government agencies with respect to safety, fuel efficiency and pollution. There is no assurance that the Rotorcam Engine will be able to meet these standards of pollution and safety. In addition, the assembly and manufacture of products containing the Rotorcam Engine will be subject to regulations promulgated by various agencies, both State and Federal. The Company intends to comply with all regulations applicable to its business ; however, the compliance with such regulations may cause delays and additional expense, which may adversely affect the commercial viability of the Rotorcam Engine.

Class B Warrants.

Presently, there are 14,898,000 of the Company's Class B Warrants outstanding, which are exercisable at $.15 per share and 500,000 Class B Warrants exercisable at $.225 per share. Such Class B Warrants will expire on March 11, 2000 unless further extended by the Board of Directors. The Company has not filed a registration statement covering such Warrants due to a lack of funds . Until such registration statement is filed, the Company is prohibited under federal and state securities laws from selling and delivering the common stock for which such Class B Warrants may be exercised. If funds become available to the Company to permit it to file such registration statement, it will do so as soon as practicable thereafter. However, there can be no assurances that such funds will at any time become available and, therefore, holders of the Class B Warrants may not be able to exercise such warrants at any time.

ITEM 2.  PROPERTIES

The Company does not presently own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock has been quoted on the over-the counter market since March 24, 1988 but has not been included in the NASDAQ system. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commission, for the periods indicated below are:

                               Year Ended JULY 31

                          1998                    1997
                    ---------------          ---------------
                    High        Low          High        Low
                    ----        ---          ----        ---
1st Quarter         $.05       $.03          .06        $.01
2nd Quarter          .03        .005         .0275       .01
3rd Quarter          .01        .005         .25         .02
4th Quarter          .015       .0075        .12         .04

Reporting by the National Quotation Bureau, Inc. of quotations for the Company's Common Stock does not evidence an established public trading market for the Company's Common Stock and holders of the Common Stock may not be able to liquidate their investment at acceptable prices. Moreover, such quotations are not indicative of actual trading transactions. As of November 15, 1999 there were 868 holders of record of the Company's Common Stock.

Holders of the Company's Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefor. To date, no dividends have been declared or paid, and the Board of Directors has no present intention of declaring dividends upon the Company's Common Stock in the foreseeable future. Whether dividends are declared in the future will depend upon the Company's profitability, its financial condition and other factors deemed relevant by its Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Statements in this Form 10-KSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

General

The Company is a development stage enterprise that commenced operations on October 13, 1987 and is attempting to exploit commercially certain technology relating to a rotary internal combustion engine that would have certain advantages over, and provide an alternative to, the conventional internal combustion engine. If the Company is able to develop the Rotorcam Engine to production stage, the Company intends to generate revenues primarily through the licensing of the engine technology and secondarily through the manufacture and sale of engines or related components or services.

Results of Operations

The Company has not derived any revenues from operations and has incurred cumulative losses from inception through July 31, 1998 of $3,259,743. The Company's revenues from its inception on October 13, 1987 through July 31, 1998, aggregating $66,465, were derived from interest earned. There was no change in interest income earned in fiscal 1998, as was the case in fiscal 1997, due to a continued shortage of funds for such investment purposes. The Company had no interest income during either 1998 or 1997 as a result of a decrease in the average amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $839,903. The Company did not incur any research and development costs in fiscal 1998 or 1997 due to a shortage of operating capital. The Company had to increase its research and development activities during 1995 due to the need to restore the Rotorcam Engine to demonstration status. The proceeds from the issuance of two million shares of stock to a shareholder and a loan from the Chairman during fiscal 1996 provided $101,598 in funds to continue research and development activities. As a result, research and development costs were $0 in 1998 and 1997 and decreased by 71% to $27,160 in 1996 from the 1995 amount.

The cumulative loss from inception includes general and administrative expenses of $2,212,768. General and administrative expenses decreased by 43% to $47,426 in 1998 from $82,828 in 1997 and decreased by 47% during fiscal 1997 from $156,378 in fiscal 1996. Lower general and administrative expenses can be attributed to the absence of the non-recurring increases of fiscal 1997's general and administrative costs.

The cumulative loss from inception also includes past licensing fees of $57,260, which had accrued and been paid to a former officer of the Company. Such cumulative loss further includes interest expense of $216,277 on loans payable to a current and a former officer of the Company. Interest expense decreased to

$46,324 in 1998 from $46,713 in 1997, or 1%. Interest expense increased by 58% to $46,713 in 1997 from $29,563 in 1996 due to an increase in interest costs associated with an increased amount outstanding of a promissory note from the Company to Mr. Anthony Campo, and, secondarily as a result of continued interest payments on a note issued in connection with the settlement agreement entered into with Jerome Murray in October 1993.

The net loss of $93,750 in 1998 decreased by $35,791, or 28%, from 1997 due to lower general and administrative costs. The net loss of $129,541 in 1997 decreased by $83,560, or 39%, over the net loss of $213,101 in 1996. The net loss of $213,101 in 1996 decreased by 55%, or 265,404, from the net loss of $478,505 in 1995.

Liquidity and Capital Resources

At July 31, 1998 the Company had cash and short-term investments totaling $126,751 (compared to liquid assets of $677 at July 31, 1997), a working capital deficiency of $11,998 (compared to a working capital deficiency of $24,152 at July 31, 1997) and a total stockholders' deficiency of $2,002,544 (compared to $1,908,794 at July 31, 1997). Cash balances increased because of the increased indebtedness in notes outstanding to the Chairman, whereas the increase in working capital was due to an increase in accounts payable and accrued expenses of $62,600. The stockholders' deficiency increased by $93,750 due to the net loss incurred in July 31, 1998 as compared to a $127,540 increase in stockholders' deficiency at July 31, 1997.

At July 31, 1998 the Company had current liabilities in excess of current assets of $353,653. The Company has not been able to commercially utilize its engine technology to generate any revenues through that date and, as a result, it has suffered recurring losses from operations from inception that have generated the net capital deficiencies at July 31, 1998 and 1997 and significant working capital deficiencies from time to time. Management of the Company does not expect it to generate any significant revenues or positive cash flows during the twelve-month period subsequent to July 31, 1998. Cash flows used by operating activities were $14,954 and $168,272 in 1998 and 1997, respectively. The limited amount of liquid resources available at July 31, 1998 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

Plan of Operation

In July 1998 the Company entered into an agreement with the Southwest Research Institute of San Antonio, Texas ("SRI"). Under the Company's agreement with SRI, SRI agreed to provide an engineering study of the Rotorcam Engine at a cost of $9,750. Such study included an evaluation of existing Rotorcam Engine hardware and data, including test data on the current prototype and design and analytical data obtained by the Company to date.

In December 1998, SRI issued its report on the results of the testing of the Rotorcam Engine (the "Report"). In the Report, SRI concluded that there were three (3) significant advantages of the Rotorcam Engine over conventional reciprocating engines: higher torque at a specified rpm, a potential of improved cycle efficiency and energy savings, and the improvement of overall efficiency and packaging resulting from the ability to eliminate a gear box. However, SRI also concluded that certain prior perceived advantages of the Rotorcam Engine were not supported by the evidence that it had gathered during its review. In particular, SRI concluded that the prototype did not necessarily possess advantages over conventional reciprocating engines with respect to high power-to-weight ratio, low manufacturing and maintenance costs, improved packaging, multi-fuel potential, and variable compression ratio. In addition to its findings, the Report recommended potential applications for the Rotorcam Engine, including off-road power equipment, utility equipment and gensets.

In response to the Report, assuming funding is available, Management of the Company has determined to redesign and rebuild a second generation prototype of the Rotorcam Engine ("Second Prototype") to address the issues raised in the Report. Management estimates that the cost of such Second Prototype will be approximately $350,000 to $375,000 and that it will take approximately 15 to 18 months from the date such funding becomes available to complete. The development work on the Second Prototype would address substantially all of the technical problems of the first prototype and would be divided into six (6) phases:

Phase I Cycle simulation analysis to study and optimize the particular features that make the Rotorcam Engine unique;

Phase II Redesign of the seals for the engine;

Phase III Redesign of combustion chambers, pistons and cylinders;

Phase IV Manufacture of the Second Prototype, which would contain new components, including a static seal plate, sliding seals and springs, combustion caps, cylinders, pistons, spark plugs, and ignition timing contacts;

Phase V Assembling the Second Prototype in preparation for a test program, the objectives of which would be to evaluate the capability of the Rotorcam Engine for producing power and torque, engine speed range over which the engine can be successfully operated, fuel economy and emissions of key exhaust pollutants; and

Phase VI Testing the Second Prototype to evaluate key performance measurements, including engine rotating speed and torque, mass air flow, mass fuel flow, exhaust temperature, exhaust oxygen concentration and gaseous emissions; and

If the Second Prototype shows clear advantages of the Rotorcam Engine over conventional reciprocating engines in a specific market, and if the necessary funds are then available, the Company plans to commission the development of a third prototype ("Third Prototype") of the engine. The Third Prototype would be designed to address the performance, cost, reliability and producibility issues associated with the chosen market.

Management estimates that the cost to develop such a Third Prototype would be between $2 million and $3 million and anticipates that it would take between 18 to 24 months from the time such funding becomes available to complete. During this phase of development the Company plans to commission the production of several variations of the Third Prototype that would be used for different purposes, including performance development, durability assessment, and demonstrators to be used in application field testing.

Management is attempting to locate a funding source for the $350,000 to $375,000 amount required to complete the Second Prototype. Since June 1998, Management has been attempting to obtain Small Business Innovation Research grant money from the Lewis Research Center of the National Aeronautics and Space Administration. The evaluation work provided by SRI, as described in its Report, has made the Company eligible to obtain Phase I and Phase II grants from the Lewis Research Center. However, there can be no assurances that the Company's applications for such grants will be approved or, even if approved, that such grants will provide sufficient funding to complete the Second Prototype. Other possible sources for such funding include an offering of the Company's equity securities, borrowing from private sources, and/or exercise of the Company's

15,398,000 outstanding Class B Warrants. The Company intends to attempt to raise the funds necessary to complete the Second Prototype from such sources. However, there can be no assurances that it will be able to do so. If it is unable to do so, the Company may never be able to further develop the Rotorcam Engine.

Management believes that if the Second Prototype is successfully completed, the Company will be able to raise sufficient funds to complete the Third Prototype from research grants and/or equity financing. However, since a decision to proceed with a Third Prototype will depend on the results obtained from the Second Prototype, there can be no assurances that Management will decide to build a Third Prototype or that the Company will, in fact, be able to obtain sufficient funds to complete such Third Prototype. Since a Third Prototype is essential to the Company's ability to market the Rotorcam Engine, the inadvisability of developing, or financial inability of the Company to produce, such Third Prototype will have a materially adverse effect on the Company's ability to successfully market the engine.

In view of the projected extended period of time that Management estimates it will take to complete the Second and Third Prototypes, assuming that funding becomes available to complete such prototypes, of which there can be no assurances, Management of the Company is presently seeking opportunities that will permit the Company to diversify it into businesses in addition to the Rotorcam Engine. However, the Company's ability to do so will depend on available financing, and there can be no assurances that Management will be successful in such attempts to diversify the Company.

Year 2000

Since the Rotorcam Engine is still in the developmental and testing stages, and the Company is not presently reliant on information from its own or other computer systems, the Company does not anticipate its results of operations or financial position will be adversely affected by the application of dating systems in the Year 2000. The Company intends to seek written assurances from any entity with which it contracts to produce the Second Prototype that such entity is Year 2000 compliant. There can be no assurances, however, that any such entity will, in fact, be Year 2000 compliant.

Due principally to the fact that the Rotorcam Engine is in the prototype stage, it has not been necessary for the Company to expend any amounts to date to address Year 2000 remediation issues. Except for the cost of obtaining written assurances from parties with which the Company may contract in the future, the Company does not anticipate expending any significant amounts for remediation of Year 2000 problems. The Company believes that its most reasonably likely worst case scenario is that if the entity with which the Company contracts to manufacture a Second Prototype is not Year 2000 compliant, the production of the Second Prototype may be delayed until either such entity becomes compliant or the Company locates another entity that demonstrates Year 2000 Compliance. The Company intends to include in any contract entered into with the entity that it selects to produce the Second Prototype a provision whereby the Company may terminate such agreement if such contracting party is unable to produce the Second Prototype due to its failure to be Year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 of Form 10-KSB are set forth where indicated in Item 13(a)1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

During fiscal year 1997, Mr. James Cronin, the former President and Chief Executive Officer of the Company, and Mr. Ralph Werntgen, the former Secretary of the Company, each resigned for personal reasons. In addition, Mr. Werntgen resigned as Director of the Company in April 1996, and Mr. James Cronin resigned as a Director in October 1998. Mr. Frank Pecorella was elected as a Director of the Company by the remaining members of the Board in December 1998 to fill the seat vacated by Mr. Cronin. In December 1998, Mr. Anthony Campo resigned as President and Chief Executive Officer of the Company but remained as Chairman of the Board, and the Board appointed Mr. Dwight Foster as President and CEO and Mr. Campo as Executive Vice President, Secretary and Treasurer. The present executive officers and directors of the Company, their ages and present positions with the Company, are as follows:

                                                                      First Year
         Name              Age      Position                           Elected
         ----              ---      --------                          ----------
Thomas Caltabiano          35       Director                            1987

Anthony Campo              59       Chairman of the Board,
                                    Executive Vice President,
                                    Secretary and Treasurer             1993

Dwight Foster              50       President and
                                    Chief Executive Officer             1998

Francis Pecorella          48       Director                            1998

All directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been duly elected and qualified. All executive officers of the Company will hold office until the next regular meeting of the directors and until their successors have been duly elected and qualified.

Thomas Caltabiano

Mr. Thomas Caltabiano has been a Director of the Company since its inception in 1988, with a brief hiatus from May 1992 to March 1993. Beginning in February 1993, he served as Secretary and Vice President of the Company. He resigned as Secretary on July 28, 1995 and as Vice President in July 1995. From September, 1987 until May 1992, Mr. Caltabiano served as Treasurer of the Company. Mr. Caltabiano is presently employed as an Executive Story Editor with Home Box Office/World Wide Parts. Mr. Caltabiano received a B.S. in Finance from New York University in 1984.

Anthony S. Campo

Mr. Campo has been a Director of the Company since January, 1993. He was elected Chairman of the Board on July 28 1995 and was appointed Secretary of the Company in December 1995 and President and Chief Executive Officer in December 1997. In December 1998, Mr. Campo resigned as President and Chief Executive Officer and was appointed as Executive Vice President, Secretary and Treasurer of the Company. Mr. Campo has been a residential contractor since 1963 and is presently the owner/operator of Archwood Estates, a residential housing development in Woodbury, NY.

Dwight Foster

Mr. Dwight Foster was elected President and Chief Executive Officer of the Company in December 1998. Since September 1997, Mr. Foster has been acting as a liaison between the Company and Southwest Research Institute, a well-known not for profit research and development organization. From 1983 to the present Mr. Foster has also been the owner/operator of the National Automobile Dealers Exchange Services, which represents automobile dealers at premier automobile auctions. In addition, from 1972 to the present, Mr. Foster has been employed as a consultant to start-up and emerging companies, advising such companies on product development, marketing, public relations, and financing.

Francis Pecorella

Mr. Francis Pecorella as appointed as a member of the Board of Directors in December 1998 to replace Mr. James Cronin, who resigned in October 1998. From February 1999 to the present, Mr. Pecorella has been employed by Chase Investment Services as an investment consultant. From January 1996 to February 1999, Mr. Pecorella was employed by Citicorp Investment Services as an investment consultant. From January 1989 through December 1995, Mr. Pecorella was employed by A.J. Michaels as a stock broker.

Item 10.  EXECUTIVE COMPENSATION

Mr. Anthony Campo, the Chairman of the Board and the former President and Chief Executive Officer of the Company, received no compensation from the Company during its fiscal years ended July 31, 1998, 1997 or 1996. Mr. Dwight Foster, the present President and Chief Executive Officer of the Company, also did not receive any compensation from the Company during fiscal 1998 and currently is not receiving any cash or other compensation for his services. However, the Board of Directors is considering granting to Mr. Foster restricted stock and/ or stock options as compensation for past and future services to the Company. The Company is also considering issuing restricted stock and stock options to Mr. Frank Pecorella as compensation for his past and future services to the Company. No other individual served as an executive officer of the Company during the fiscal year ended July 31, 1998, and no director of the Company received any compensation for serving in such capacity during the Company's fiscal years ended July 31, 1998 or 1997.

The Company's prior Key Employee Stock Option Plan terminated by its terms in October 1997. No options that were granted under such plan were exercised during fiscal years ended 1998 or 1997, and no options granted under such plan are presently outstanding. The Company has no other option plan or any defined benefit plan.

The Company does not have any employment agreement with any executive officer of the Company, nor are there any compensatory plans or arrangements that would provide compensation to any executive officer upon such officer's resignation, retirement or other termination of employment, or as a result of a change in control of the Company or change in such executive officer's responsibilities following a change in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information at November 15, 1999 concerning the beneficial ownership of Common Stock by (i) all persons known by the Company to own beneficially 5% or more of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executives of the Company as a group.

Name and                      Amount and
Address of                    Nature of                       Percent
Beneficial Owner (1)          Beneficial Owner                of Class
--------------------          ----------------                --------
Thomas Caltabiano(2)             2,541,378                      4.2

Anthony S. Campo (3)           112,720,833                     66.0

Dwight Foster (4)                   96,500                       .1

Francis Pecorella                1,350,000                     2 .2

All Directors and
Executive Officers             116,708,711                       68%
as a Group (4 persons)

(1) Except as indicated below, all of such persons have sole investment and voting power over the shares listed as being owned by them.

(2) Includes 5,989 shares that may be acquired by Mr. Caltabiano upon the exercise of Class B Warrants held by him.

(3) Includes (i) 2,150,000 shares held by Mr. Campo's wife, (ii) 922,400 shares held by Mr. Campo's children, (iii) 1,100,000 shares that may be acquired by Mr. Campo upon the exercise of Class B Warrants, (iv) 911,100 shares that may be acquired by the children of Mr. Campo upon exercise of Class B Warrants, and (v) 107,637,333 shares that may be acquired by Mr. Campo upon the conversion of his Promissory Note from the Company dated August 1, 1998 (see "Certain Relationships and Related Transactions".)

(4) Includes 21,500 shares held by Mr. Foster's wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 20, 1994, in consideration of prior loans made to the Company by Mr. Anthony Campo, its Chairman, President and Chief Executive Officer, the Company issued to him a promissory note in the amount of $100,000. On November 15, 1994 the Company issued another promissory note to Mr. Campo for $79,300 in return for additional loans to the Company made by him. On March 9, 1995 the Company issued a new note in the amount of $328,000 to Mr. Campo that consolidated the amounts owing under the previous two notes and an additional $149,200 advanced by Mr. Campo to the Company between November 15, 1994 and March 9, 1995.

On October 20, 1995 the Company renegotiated the March 9, 1995 promissory note and issued a new note in the amount of $568,000, which included the former principal amount of $328,500, accrued interest thereon, additional cash advances made by Mr. Campo to the Company during fiscal 1995, and the purchase price of an engineering workstation and software that the Company had purchased from Mr. Campo. The new note bore interest at 7.5 % per annum and matured on July 1, 1998. The note was convertible, in whole or in part, into common shares of the Company at the conversion rate one share of common stock of the Company for each of $.0075 in principal of the note converted. Such conversion feature was subject to anti-dilution. No payments were made to Mr. Campo under the October 20, 1995 promissory note.

The Company subsequently issued a new promissory note to Mr. Campo, dated August 1, 1998, in the amount of $807,280, which consolidated amounts owed under the $568,000 note; accrued interest on such note to July 31, 1998 in the amount of $ 122,070; cash advances made by Mr. Campo to or on behalf of the Company between October 20, 1995 and July 31, 1998 in the amount of $60,090; cash advances in the amount of $42,000 made by Mr. Campo between May 6, 1993 and July 14, 1993 for which he had not previously been credited; and interest on such 1993 advances through July 31, 1993 in the amount of $15,120. The August 1, 1998 note bears interest at 7.5% per annum and matures on July 3l, 2000. The note may be converted, in whole or in part, into common shares of the Company at a conversion rate of one share of common stock of the Company for each $.0075 in principal of the note converted.

The Company has defaulted on its quarterly interest payments due on November 1,1998, and February 1, May 1, August 1, and November 1, 1999. As of November 1, 1999, a total of $75,683.00 in unpaid interest is owed to Mr. Campo under the August 1, 1998 Note. Since the Company does not have any revenues, it is doubtful that the Company will be able to pay any interest or principal amounts due under the August 1, 1998 Note until such time as it has operating revenues, or raises funds from an independent source, both of which events may not occur at any time. In addition to the right of converting amounts due under the Note into common stock,as described above, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits and Financial Statements:

         (a)  1. Financial Statements
                 The following documents are included in Part II, Item 7:

         (i)   Report of Independent Accountants

         (ii)  Balance Sheets as of July 31, 1998 and July 31, 1997

         (iii) Statements of Income for the fiscal years ended July 31,1998, 1997 and 1996

         (iv) Statement of Cash Flows for the fiscal years ended July 31,1998, 1997, and 1996

         (v) Statements of Changes in Stockholders' Equity for the fiscal years ended July 31, 1998, 1997 and 1996

         (vi)  Notes to Financial Statements

         2. The exhibits which are required by Item 601 of regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K for its fiscal year ended July 31, 1998.

                         MURRAY UNITED DEVELOPMENT CORP.
                              FINANCIAL STATEMENTS

                                      INDEX

                                                                    Page No.
                                                                    --------
(i)   Report of Independent Accountants                             F-1

(ii)  Balance Sheets as of July 31, 1998
      and July 31, 1997                                             F-2

(iii) Statements of Operations for the fiscal years
      ended July 31, 1998, 1997 and 1996                            F-4

(iv)  Statements of Changes in Stockholders'
      Equity Deficiency for the fiscal years ended
      July 31, 1998, 1997 and 1996                                  F-5

(v)   Statement of Cash Flows for the fiscal years
      ended July 31, 1998, 1997, and 1996                           F-12

(vi)  Notes to Financial Statements                                 F-13

(vii) Summary Financial Information for each
      quarterly period during fiscal years ended
      July 31, 1998 and 1997                                        F-20

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                                (Registrant)

                                    By: \S\ DWIGHT FOSTER
                                        ---------------------------------------
                                        Dwight Foster
                                        President and Chief Executive Officer

                                        Dated:  October 31, 1999

                                   By:  \S\ ANTHONY S. CAMPO
                                        ---------------------------------------
                                        Anthony S. Campo,
                                        Executive Vice President
                                        Secretary and Treasurer
                                        Chief Financial Officer

                                        Dated: October 31 , 1999

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        \S\ ANTHONY S. CAMPO
                                        ---------------------------------------
                                        Anthony S. Campo,
                                        Chairman of the Board

                                        \S\ THOMAS CALTABIANO
                                        ---------------------------------------
                                        Thomas Caltabiano, Director

                                        \S\ FRANCIS PECORELLA
                                        ---------------------------------------
                                        Francis Pecorella, Director

                                        Dated:   October  31, 1999

                                List of Exhibits
                                ----------------

Exhibit No.                  Exhibit                                  Page No.
-----------                  -------                                  --------
(3)            Articles of Incorporation and Bylaws                         *

(10)           Material contracts

         (a)   Key Employee Stock Option Plan                               *

         (b)   License Agreement between Rotorcam Technology
               Corp. and Jerome Murray dated October 18, 1992               *

         (c)   Assignment of License Agreement                              *

         (d)   Executive Employment Agreement by and between
               Jerome Murray and the registrant                             **

         (e)   Jecko, Inc. agreement dated August 1, 1989                   **

         (f)   Renewal of Jecko, Inc. agreement dated November
               12, 1989                                                     **

         (g)   Amended and Restated Assignment of License
               Agreement.                                                   ***

         (h)   Amended and Consolidated Promissory Note in the
               amount of $108,463 from the registrant to the
               Rotorcam Technology Corp.                                    ***

         (i)   Amended and Consolidated Promissory Note in the
               amount of $86,619 from the registrant to Jerome
               Murray.                                                      ***

         (j)   First Amendment to Executive Employment Agreement
               between Jerome Murray and the registrant                     ***

         (k)   Lease for 10 Orben Drive, Landing, New Jersey
               dated July 31, 1991.                                         ***

         (l)   renewals of Jecko, Inc. agreement dated April
               16,1990, June 27, 1990, November 12, 1990 January
               28, 1991 and August 29, 1991.                                ***

         (m)   Employment agreement by and between James J.
               Cronin and the registrant.                                   ****

         (n)   Option issued by the registrant to James J.
               Cronin.                                                      ****

         (o)   Amended and Consolidated promissory Note in the
               amount of $108,463 from the registrant to the
               Rotorcam Technology Corp.                                    ****

         (p)   Amended and Consolidated promissory Note in the
               amount of $86,619 from the registrant to Jerome
               Murray.                                                      ****

         (q)   Amended and Consolidated promissory Note in the
               amount of $116,399 from the registrant to the
               Rotorcam Technology Corp.                                    ****

         (r)   Amended and Consolidated promissory Note in the
               amount of $104,268 from the registrant to Jerome
               Murray.                                                      ****

         (s)   Executive Employment Agreement by and between
               James J. Cronin and the registrant.                          +

         (t)   Agreement by and between Francis Peccoralla and
               the registrant.                                              +

         (u)   Settlement Agreement between Jerome Murray,
               Frances Gardiner, Rotorcam Technology Corporation
               and the registrant.                                          +

         (v)   Proprietary Information and Inventions Agreement
               by and between Albert J. Richey and the registrant           ++

         (w)   Revolving Subordinated Note in the amount of
               $100,000 between Anthony S. Campo and the
               registrant.                                                  ++

         (x)   Revolving Subordinated Note in the amount of
               $79,300 between Anthony S. Campo and the
               registrant.                                                  ++

         (y)   Option Agreement between Robert J. Tiernan and the
               registrant.                                                  ++

         (z)   Independent Contractor Agreement by and between
               Joseph 0. Mosca and the registrant.                          ++

         (aa)  Amended & Consolidated Revolving Subordinated Note
               in the amount of $328,500 between Anthony S.Campo
               and the registrant.                                          ++

         (ab)  Lease agreement for Tuxedo Park, NY office dated
               10/5/93                                                      ++

         (ac)  Lease agreement for Stony Brook, NY office dated
               6/l/94.                                                      ++

         (ad)  Note agreement dated 10/20/95 in the principal
               amount of $568,000.                                          +++

         (ae)  Lease agreement for Islandia, NY laboratory site
               dated 6/l/94 between Anthony S. Campo and the
               registrant.                                                  +++

         (af)  Lease agreement for Huntington, NY laboratory site
               dated 10/l/95 between Anthony S. Campo and the
               registrant.                                                  +++

         (ag)  Promissory Note dated August 1, 1998 from the
               Company to Mr. Anthony S. Campo.

         * Filed with the registrant's Registration Statement on Form S-18 dated December 9, 1987 (Registration No. 33-19048-NY) and Amendment Nos. 2 and 3 thereto dated February 17, 1988 and February 22, 1988, respectively, and incorporated herein by reference.

         ** Filed with the registrant's Amendment Nos. 1, 2 and 3 to Post-Effective Amendment No. 2 on Form S-18 (Registration No. 33-19048-NY) dated July 16, 1990,September 26, 1990 and November 8, 1990, respectively, and incorporated herein by reference.

         *** Filed with registrant's Annual Report on Form 10-K for the year ended July 31, 1991, and incorporated herein by reference.

         **** Filed with registrant's Post Effective Amendment No. 3 on Form S-18 (Registration No-3319048-NY) dated August 6, 1992, and incorporated herein by reference.

         ***** Filed with registrant's Annual Report on Form 10-K for the year ended July 31, 1993, and incorporated herein by reference.

         ****** Filed with registrant's Annual Report on Form 10-K for the year ended July 31, 1994, and incorporated herein by reference.

         + Filed with registrant's Annual Report on Form 10-K for the year ended July 31, 1993, and incorporated herein by reference.

         ++ Filed with registrant's Annual Report on Form 10-K for the year ended July 31, 1994, and incorporated herein by reference.

         +++ Filed with registrant's Annual Report on Form 10-K for the year ended July 31, 1995 and incorporated herein by reference.

                          James P. O'Day, C.P.A., P.C.


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Murray United Development Corporation

We have audited the accompanying balance sheets of MURRAY UNITED DEVELOPMENT CORPORATION D/B/A Combustion Research Associates (A Company in the Development Stage) as of July 31, 1998 and 1997, the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended July 31, 1998, 1997 and 1996 and the cumulative amounts from October 13, 1987 (date of inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray United Development Corporation as of July 31, 1998 and 1997, and its results of operations and cash flows for the years ended July 31, 1998, 1997 and 1996 and the cumulative amounts from October 13, 1987 (date of inception) in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of July 31, 1998, the Company had not generated any operating revenues and had suffered recurring losses from operations from inception and had a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              James P. O'Day, C.P.A., P.C.

March 31, 1999
Glen Cove, New York

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                             JULY 31, 1998 AND 1997

                                     ASSETS
Current assets                                                           1998              1997 (Restated)
                                                                         ----              ---------------
    Cash & cash equivalents                                            $ 12,675              $     677
    Prepaid expenses                                                          -                  1,721
                                                                       --------              ---------
    Total current assets                                               $ 12,675              $   2,398

Furniture & equipment, at cost,net of accumulated depreciation          100,880                115,355
                                                                       --------              ---------
Total Assets                                                           $113,555              $ 117,753
                                                                       ========              =========


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                             JULY 31, 1998 AND 1997

                                 LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY


Current liabilities:                                                            1998                1997 (Restated)
                                                                                ----                ---------------
     Accounts payable and Accrued Expenses                                  $   425,476              $   403,000
                                                                            -----------              -----------
    Total current liabilities                                                   425,476                  403,000

Other liabilities:
     Accrued Interest Payable                                                   133,466                   87,716
     Notes payable-other stockholder                                            673,814                  646,862
                                                                            -----------              -----------
    Total other liabilities                                                     807,280                  734,578
                                                                            -----------              -----------
    Total liabilities                                                         1,232,756                1,137,578
                                                                            -----------              -----------
Stockholders' deficiency:

Common Stock, par value $.0001;
     Common Stock, par value $.0001;
     Authorized 200,000,000 shares;
     issued and outstanding
     60,953,434 and 85,710,667 shares                                             6,096                    8,571
Additional paid-in capital                                                    2,119,599                2,119,599
Deficit accumulated in the development stage                                 (3,244,897)              (3,147,997)
                                                                            -----------              -----------
     Total stockholders' deficiency                                          (1,119,202)              (1,019,827)
                                                                            -----------              -----------
     Total Liabilities and Stockholders' Equity                             $   113,555              $   117,753
                                                                            ===========              ===========


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JULY 31, 1998, 1997 AND 1996
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                                          Cumulative
                                                                                                         Amounts From
                                                  1998       1997 (Restated)        1996 (Restated)        Inception
                                                  ----       ---------------        ---------------      -------------
Income
Interest income                              $          -      $         -         $         -           $    66,465
                                                                                                         -----------
Total Income                                                                                                  66,465
Expenses
Research and Development costs                          -                -              27,160               839,903
Licensing fees stockholder and affiliate                -                -                                    57,260
General and administrative expenses                47,426          121,061             215,678             2,182,801
Interest expense stockholder and affiliate         49,474           49,863              32,713               231,397
                                             ------------      -----------         -----------           -----------
Total Expenses                                    (96,900)        (170,924)           (275,551)           (3,311,361)
                                             ------------      -----------         -----------           -----------

Net loss                                     $   (96,900)      $  (170,924)        $  (275,551)          $(3,244,896)
                                             -----------       -----------         -----------           -----------

Net loss per common share                    $      (nil)      $      (nil)        $      (nil)               (0.054)

Weighted average number of
common shares outstanding                     73,332,051        85,610,667          81,277,029            60,953,434
                                             -----------       -----------         -----------           -----------

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1998, 1997 AND 1996 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                                    Deficit
                                         Common                                  Accumulated in
                                         Stock                      Additional        the             Stock
                                        Number of                    Paid in     Developmental    Subscriptions
                                         Shares         Amounts      Capital        Stage          Receivable      Total
                                        ---------       -------     ----------   --------------   -------------    -----
Issuance in October 1987 to
Principal Stockholder                 49,000,000       $4,900                                        $(4,900)
Issuance in October 1987 for
Cash                                   3,000,000          300       $ 49,800                            (100)      $  50,000
Issuance through initial public
offering of 15,000,000 units in
February 1988 for cash at
$.05 per unit, net of Issuance
costs of $220,900                     15,000,000        1,500        527,600                                         529,100
Net loss - 1988                                                                    $(156,821)                       (156,821)
Exercise of Class A
Warrants:
 at $.045 per share                      312,588           31         14,035                                          14,066
 at $0.10 per share                       21,000            2          2,098                                           2,100
Costs related to continuing
registration of warrants                                             (29,532)                                        (29,532)
Reclassification of common
stock subject to rescission
offer                                   (333,588)         (33)       (16,133)                                        (16,166)
Net Loss - 1989                                                                                                     (362,922)
                                      ----------       ------       --------       ---------         -------       ---------
Balance, July 31, 1989                67,000,000       $6,700       $547,868       $(519,743)        $(5,000)      $  29,825
                                      ==========       ======       ========       =========         =======       =========


     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1998, 1997 AND 1996 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                                    Deficit
                                                                                 Accumulated
                                                                    Additional      in the           Stock
                                        Number of                    Paid in     Developmental    Subscriptions
                                         Shares         Amounts      Capital        Stage          Receivable      Total
                                        ---------       -------     ----------   --------------   -------------    -----
Exercise of Class A Warrants:
 At $.045 per share                    5,201,205       $   520      $233,534                                       $234,054
 At $0.10 per share                      409,000            41        40,859                                         40,900
Exercise of Class B Warrants:
 At $0.15 per share                       25,000             3         3,747                                          3,750
Costs related to continuing
registration and solicitation of
warrants                                                             (24,588)                                       (24,588)
Cash received for stock
subscription                                                                                          5,000           5,000
Reclassification of common
stock subject to rescission
offer:                                                                                                             (278,704)
Charge for stock bonus                (5,635,205)        (564)      (278,140)                                        40,000
Net Loss - 1990                                                       40,000        (422,314)                      (422,314)
                                      ----------       ------       --------       ---------         ------        --------
Balance, July 31, 1990                67,000,000       $6,700       $563,310       $(942,057)        $    -        $372,047
                                      ==========       ======       ========       =========         ======        ========


     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1998, 1997 AND 1996 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                                    Deficit
                                                                                 Accumulated
                                         Common                     Additional      in the           Stock
                                        Number of        Stock       Paid in     Development      Subscriptions
                                         Shares         Amounts      Capital        Stage          Receivable      Total
                                        ---------       -------     ----------   --------------   -------------    -----
Sale of 3,297,000 shares
through private placement
@ $0.8 per share and                    3,297,000       $  329       $ 244,871                                       245,200
Exercise of Class A warrants
@ $0.10 per share                       3,152,472          315         314,933                                       315,248
Exercise of Class B warrants
at $0.15 per share                         60,000            6           8,994                                         9,000
Costs related to continuing
registration of warrants                                               (80,607)                                      (80,607)
Reclassification of common subject
to recission offer:                    (3,212,472)        (321)       (323,927)                                     (324,248)
Net Loss- 1991                                                                    $  (354,727)                      (354,727)
                                       ----------       ------       ---------    -----------      ------------    ---------
Balance, July 31, 1991                 70,297,000       $7,029       $ 727,574    $(1,296,784)     $          -    $(562,181)
                                       ==========       ======       =========    ===========                      =========


     The accompanying notes are an integral part of the financial statements

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1998, 1997 AND 1996 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                                    Deficit
                                                                                 Accumulated
                                         Common                     Additional      in the           Stock
                                        Number of        Stock       Paid in     Development      Subscriptions
                                         Shares         Amounts      Capital        Stage          Receivable      Total
                                        ---------       -------     ----------   --------------   -------------    -----
Exercise of Class A Warrants:
 @ $0.10 per share                       3,779,425      $  378      $  377,565                                     $377,943
Exercise of Class B Warrants:
 @ $0.15 per share                           4,000           1             599                                          600
Exercise of underwriters warrants           63,000           6           4,719                                        4,725
Costs related to:
exercise of warrants                                                   (33,191)                                     (33,191)
Registration of privately placed shares                                (55,496)                                     (55,496)
Issuance for: Compensation @ $.065
per share                                   50,000           5           3,245                                        3,250
Agency fee @ $0.10 per share                25,000           2           2,498                                        2,500
Claim settlement @ $.085 per share           1,000           1              84                                           85
Reclassification of common stock
subject to possible rescission offer     9,181,265         918         618,200                                      619,118
Charge for compensation                                                180,900                                      180,900
Net loss 1992                                                                       (606,508)                      (606,508)
                                        ----------      ------      ----------   -----------      -----------      --------
Balance, July 31, 1992                  83,400,690      $8,340      $1,826,697   $(1,903,292)     $   -0-          $(68,255)
                                        ==========      ======      ==========   ===========      ===========      ========


     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1998, 1997 AND 1996 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                         Deficit
                                                                       Accumulated
                               Common                     Additional     in the
                          Stock Number of                   Paid in    Development
Issuance For:                  Shares       Amounts         Capital       Stage         Total
-------------             ---------------   -------       ----------   -----------      -----
Compensation @$.065
per share                       100,000     $   10       $    6,490                   $   6,500
Exercise of Underwriters
warrants @ .075 per
share                           500,000         50           37,450                      37,500
Exercise of Class B
Warrants at .15 per
Share                            13,000          1            1,949                       1,950
Retirement of 8,970,300
Share of Stock               (8,970,300)      (897)                                        (897)

Net loss for 1993                                                 -        (470,621)   (470,621)
                             ----------     ------       ----------     -----------   ---------
Balance July 31, 1993        75,043,390     $7,504       $1,872,586     $(2,373,913)  $(493,822)
                             ==========     ======       ==========     ===========   =========


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1998, 1997 AND 1996 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                         Deficit
                                                                       Accumulated
                               Common                     Additional     in the
                          Stock Number of                   Paid in    Development
Issuance For:                  Shares       Amounts         Capital       Stage         Total
-------------             ---------------   -------       ----------   -----------      -----
Prior period
adjustment                                                                 369,329      369,329
Net loss for 1994                                                         (342,783)    (342,783)
                          ----------        ------        ----------   -----------    ---------
Balance July
31,1994                   75,043,390        $7,504        $1,872,586   $(2,347,367)   $(467,276)
                          ==========        ======        ==========   ===========    =========
Issuance for:
Compensation
@ .015 per share           2,000,000           200            29,800                     30,000
                                                                                              -
Net Loss for 1995                                                         (354,155)    (354,155)
                          ----------        ------        ----------   -----------    ---------
Balance July 31,
1995                      77,043,390        $7,704        $1,902,386   $(2,701,522)   $(791,431)
                          ==========        ======        ==========   ===========    =========
Issuance for services      2,000,000           200                                       30,000
Issuance for
Services                     340,000            34             6,766                      6,800
Private placement          8,182,833           818                                          818
Retired Shares            (2,055,556)         (205)          (92,294)                   (92,500)
Net loss for 1996                                                         (275,551)    (275,551)
                          ----------        ------        ----------   -----------    ---------
Balance July 31,
1996                      85,510,667         8,551         2,079,642    (2,977,073)    (888,880)
                         ===========        ======        ==========   ===========    =========

     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1998, 1997 AND 1996 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                         Deficit
                                                                       Accumulated
                               Common                     Additional     in the
                          Stock Number of                   Paid in    Development
Issuance For:                  Shares       Amounts         Capital       Stage         Total
-------------             ---------------   -------       ----------   -----------      -----
Video Fee                    200,000            20            1,980                         2,000

Legal Fees                 2,548,867           254           37,979                        38,233
Retirement                (2,548,867)         (254)                                          (254)
Net Loss for 1997                                                         (170,924)      (170,924)
                         -----------        ------        ---------     ----------     ----------
Balance July 31, 1997     85,710,667         8,571        2,119,601     (3,147,997)    (1,019,825)
                         ===========        ======        =========     ==========     ==========
Retired                  (24,757,233)       (2,475)                                        (2,475)
Net Loss for 1998                                                          (96,900)       (96,900)
                         -----------        ------        ---------     ----------     ----------
Balance July 31, 1998     60,953,434         6,096        2,119,601     (3,244,897)    (1,119,200)
                         ===========        ======        =========     ==========     ==========

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED JULY 31, 1998, 1997 AND 1996 AND
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                                                Cumulative
                                                                                                                   from
                                                                     1998            1997           1996         Inception
                                                                     ----            ----           ----        ----------
Operating activities:
Net Loss                                                            (96,900)      ($170,924)      (275,551)     (3,244,897)
Adjustments to reconcile net loss to net cash used
in operations   Depreciation:                                        14,475          25,197         23,076         159,616
Expenses paid through issuance of common stock by:
    Company                                                               -          39,978         36,800         175,035
    Principal Stockholder                                                 -               -              -         220,900
Changes in operating assets and liabilities:
    Security Deposits                                                     -           2,000          1,000               -
    Prepaid expenses                                                  1,721            (638)         2,322               -
    Accounts Payable  Accrued Expenses                               68,225         (36,870)        75,788         558,944
                                                                    -------       ---------       --------      ----------
Net cash used in operating activities                               (12,479)       (141,257)      (136,565)     (2,130,402)

Investing Activities:
    Purchase of furniture and  equipment                                  -               -        (31,988)       (260,497)
                                                                    -------       ---------       --------      ----------

Net cash provided by (used in) investing activities                       -               -        (31,988)       (260,497)

Financing activities:
    Note payable to stockholder: Proceeds                            26,952         123,800        191,062         725,481
    Principal payments                                                    -          (6,695)       (10,865)        (51,667)
    Proceeds from sale of common stock                                    -               -         13,130       1,911,015
    Expenditures for costs related to continuing
    registration statement                                           (2,475)              -              -        (186,255)
    Proceeds from stock subscription  receivable                          -               -              -           5,000
                                                                    -------       ---------       --------      ----------
Net cash provided by financing activities                            24,477         117,105        193,327       2,403,574
                                                                    -------       ---------       --------      ----------
Net increase (decrease) in cash and cash equivalents                 11,998         (24,152)        24,774          12,675
Cash and cash equivalents, beginning of period                          677          24,828             54               -
                                                                    -------       ---------       --------      ----------
Cash and cash equivalents, end of period                             12,675             677         24,828          12,675
Supplemental disclosure of cash flow data: Interest paid                  -              89            441          32,420


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; and the additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees. The Company intends to continue to conduct research and development activities with respect to the manufacture of a rotary engine during the ensuing twelve month period principally through Southwest Research Institute.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of July 31, 1998, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,119,202 as of July 31, 1998 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 1998 and has also generated significant working capital deficiencies from time to time. The limited amount of liquid resources available at July 31, 1998, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to July 31, 1998. However, management believes that, the net liquid assets available at July 31, 1998 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to July 31, 1998 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities, as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology; marketing costs; and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2000 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; the deferral, if necessary, of payments to related parties; government sponsored research grants; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of other significant accounting policies:

Depreciation:

         Depreciation of furniture and equipment is provided over the estimated useful lives of the related assets using declining balance methods.

Research and development:

         Costs and expenses related to research and development are expensed as incurred.

Net loss per common share:

         Net loss per common share was computed on the basis of the weighted average number of shares of common stock outstanding during each period. The effect of assuming the exercise of outstanding warrants and options was antidilutive and, accordingly, not included in the computation of net loss per share.

Note 3 - Furniture and equipment:

         Furniture and equipment consists of the following:

                                                                         July 31
                                                                 ----------------------
                                                                 1998              1997   Estimated
                                                                 ----              ----   ---------
Useful Lives
Furniture                                                   $   2,098        $    2,098    7 Years
Equipment                                                     129,541           129,451    5 Years
Leasehold improvements 3,947                                    3,947           3 Years
Patent                                                        125,000           125,000   15 years
                                                            ---------        ----------
                                                              260,496           260,496

Less accumulated deprecation                                 (159,616)        (145,141)
                                                            ---------        ----------
Totals                                                      $ 100,880        $  115,355
                                                            =========        ==========

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Accounts Payable and Accrued expenses:

         Accounts payable and accrued expenses consist of the following:

                                                                July 31
                                                         --------------------
                                                         1998            1997
                                                         ----            ----
         Professional fees                           $  264,938       $ 242,462
         Payroll                                        148,128         148,128
         Other                                           12,410          12,410
                                                     ----------       ---------
         Totals                                      $  425,476       $ 408,000
                                                     ==========       =========

Effective April 15, 1994 the Company issued a promissory note, ("the First Note"), to Mr. Anthony Campo, the Chairman of the Board, Executive Vice president, Secretary and Treasurer of the Corporation, to evidence cash advances of $79,300. The First Note provided for an interest rate of 6% on the unpaid balance and was due in equal installments for one-half of the principal amount on April 15, 1996 and the remaining one-half on April 20, 1997. The First Note had warrants attached to purchase 1,666,667 million shares of common stock at an excise price of $0.06 per common share and expired on April 30, 1997. On November 15, 1994 the Company issued a second promissory note ("the Second Note"), to Mr. Campo to evidence additional cash advances to the Company amounting to $100,000. The Second Note provided for an interest rate of 6% on the unpaid balance and was due in equal installments for one-half of the principal amount on April 15, 1997 and the remaining one-half on April 15, 1998. The Second Note had warrants attached to purchase 7,930,000 million shares of common stock at an excise price of $0.01 per common share and expire on April 30, 1999.

Effective March 24, 1995 the Company restructured the obligations under the First Note and the Second Note by issuing a new note payable to Mr. Campo in the amount of $328,500. This restructured note, "the Third Note", provided for interest at a rate of 6% per year on the outstanding principal balance in two equal quarterly installments of principal beginning March 24, 1995 through April 30, 1998.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 5- This Third Note was issued with warrants attached to acquire 32,850,000 shares of common stock at the excise price of $0.01 per share and was scheduled to expire on April 30, 1999.

Effective October 20, 1995 the Company re-negotiated the outstanding debt and interest owed to Mr. Campo under the Third Note . The new note the Fourth Note, bore interest at 7.5% per year and matured on July 1, 1998. The principal amount of $568,000 plus interest was convertible into common shares of the Company at $.0075 per share. It was also agreed that any additional monies loaned to the Company would bear interest at 7.5% per year. During the year ending July 31, 1998, Mr. Campo loaned an additional $26,952 to the Company.

Accordingly, the balances of the restructured obligations were classified as long-term debt at July 31, 1998 and 1997.

Effective, August 1, 1998 the Company consolidated the outstanding principal and interest owed to Mr. Campo under the Fourth Note with additional cash advances of $102,090 made by Mr. Campo, with accrued interest thereon at 7.5% per annum. The new note in the amount of $807,280 bears interest at 7.5% per annum, matures on August 1, 2000 and carries a conversion feature of one share for each $.0075 of debt converted.

Note 6 - Stockholders' equity and initial public offering:

         In October 1987, the Company issued 49,000,000 shares of common stock to Jerome Murray and 5,989 shares of common stock to another officer in consideration for $4,900 and $100, respectively. Payments for the shares were received in November 1989.

         In an initial public offering of the Company's common stock on February 26, 1988, the Company sold 15,000,000 units at a price of $0.05 per unit. Each unit consisted of one share of common stock, one Class A redeemable common stock purchase warrant and one class B redeemable common stock purchase warrant. Proceeds, net of $220,900 of underwriting discounts and other registration costs, amounted to $529,100. Concurrent with the public offering, the Company issued warrants (the "underwriter's warrants") to the underwriter for nominal consideration to purchase 1,500,000 units consisting of 1,500,000 shares of common stock and certain other warrants to purchase additional shares (the other warrants were not exercised and expired prior to July 31, 1991). The underwriter's warrants were exercisable through February 1993 at an exercise price of $0.75 per unit. In February 1993, the Company received $37,500 from the exercise of 500,000 underwriter warrants pursuant to which, the Company issued 500,000 shares of common stock and 500,000 Class B stock purchase warrants, whose exercise price is 150% of the Class B warrants, or $.225 per share, and expire on the same date as the Class B warrants.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

         The Class A warrants were exercisable through October 25, 1992 (as last extended on June 25, 1991) at an exercise price of $.10 per share. Effective for the 60 day period from June 16, 1989, the Company reduced the exercise price of the Class A warrants to $.045 per share. The Class B warrants are exercisable through March 11, 2000 at an exercise price of $.15 per share. There were 3,779,425, 3,152,472, 409,000 and
         21,000 Class A warrants exercised in Fiscal year ends 1992, 1991, 1990 and 1989, respectively, at $.10 per share and 5,201,205 and 312,588 Class A warrants exercised in 1990 and 1989, respectively at $.045 per share. The remaining 2,124,310 Class A warrants expired in 1991. There were 13,000,64,000 and 25,000 Class B warrants exercised in 1993, 1991 and 1990 respectively, at $0.15 per share and 500,000 underwriter's warrants exercised in 1993 at $0.075 per share. Proceeds, net of solicitation costs, from exercises of Class A, Class B and underwriter's warrants were credited to stockholders' equity.

         As a result of the exercises and expiration of warrants, the Company had no Class A warrants, 14,898,000 Class B warrants ,and 500,000 underwriter's B warrants (outstanding as of July 31, 1998). The Class B warrants are redeemable at any time at the option of the Company at a price of $.0001 per warrant. Holders of the Class B warrants have certain rights with respect to the registration of those warrants under the Securities Act of 1993 (the "1993 Act")

         During 1991, the Company offered for purchase to qualified investors a minimum total of 1,000,000 and a maximum total of 5,000,000 shares of common stock at $.08 per share and received $245,200 from the sale of 3,065,000 shares prior to the closing of the offering on March 31, 1991. The Company issued an additional 232,000 shares as commissions in connection with certain of the sales for a total of 3,297,000 shares issued.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Income taxes:

         At July 31, 1998, the Company had net operating loss carry forwards of approximately $2,917,717 available to reduce future Federal taxable income, and tax credits of approximately $59,991 available to offset future Federal income tax, that expire from 2003 through 2008.

Note 8 - Commitments:

Registration rights:

         The Company is obligated to file and incur the related costs of post-effective amendments to the registration statement under the 1933 Act for its initial public offering covering periods in which any of the Class B stock purchase warrants sold in that offering are exercisable.

To whom it may concern:

With regards to item 302 supplementary financial information, we submit the following:

1) Disclosure of net sales, gross profit and net loss on the accompanying statement of operations for the three months ending; (see attached)

        A)      October 31, 1997 and 1996
        B)      January 31, 1998 and 1997
        C)      April 30, 1998 and 1997
        D)      July 31, 1998 and 1997

2)      No previous filings occurred.

3) No disposals of segments of the business and no extra ordinary items occurred during these periods.


Sincerely,

James P. O'Day, C.P.A.

                        MURRAY UNITED DEVELOPMENT CORP.
                       (A COMPANY IN DEVELOPMENT STAGE)

               STATEMENT OF OPERATONS FOR THE THREE MONTHS ENDED


                   July 31,  April 30,  January 31,  October 31,  July 31,  April 30,  January 31,   October 31,
                     1998      1998       1998         1997        1997       1997        1997          1996


INCOME
Interest income... $     -    $     -    $     -     $     -       $    -    $     -    $     -      $     -

EXPENSES
Research and
 Development
 costs............       -          -          -           -            -          -          -             -

General and
 administrative...  17,406      9,211      9,053      11,756       33,675     23,654      27,182       36,550
Interest expense..  12,205     12,183     12,171      12,915       11,438     11,437      11,437       15,551
                  --------   --------   --------    --------     --------   --------   --------      --------

Total Expenses....  29,611     21,394     21,224      24,671       45,113     35,091     38,619        52,101
                  --------   --------   --------    --------     --------   --------   --------      --------

Net income (loss).$(29,611)  $(21,394)  $(21,224)   $(24,671)    $(45,113)  $(35,091)  $(38,619)     $(52,101)
                  --------   --------   --------    --------     --------   --------   --------      --------

Net loss per
 common share.....$   (nil)  $   (nil)  $   (nil)   $   (nil)    $   (nil)  $   (nil)  $   (nil)     $   (nil)
                  --------   --------   --------    --------     --------   --------   --------      --------


