Form 10QSB
period 1998-10-31
MURRAY UNITED DEVELOPMENT CORP
filed 2000-02-01
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1998

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                  22-2856171
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

P.O. Box 224, Landing, New Jersey                        07850
----------------------------------------        ----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (908)  979-3025

                                    No Change
           -----------------------------------------------------------
           (Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):
Yes ____  No X

(2) Has been subject to such filing requirements for the past 90 days.

Yes X     No ____

60,953,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of January 5, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                         October 31, 1998      July 31, 1998
                                         ----------------      -------------
Current assets

    Cash & cash equivalents                $        -            $    12,675
                                           ----------            -----------


    Total current assets                   $        -            $    12,675


Furniture & equipment, at cost, net of
accumulated depreciation                       97,875                100,880
                                           ----------            -----------

Total Assets                               $   97,875            $   113,555
                                           ==========            ===========

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                     October 31, 1998             July 31, 1998
                                                     ----------------             -------------
Current liabilities:
     Accrued Interest Payable                        $     15,254                 $         -
     Accounts payable and Accrued Expenses                421,298                     425,477
     Note Payable Stockholder                             414,640                           -
                                                     ------------                 -----------
    Total current liabilities                             851,192                     425,477

Other liabilities:
     Accrued Interest Payable                                   0                     133,466
     Notes payable-other stockholder                      414,640                     673,814
                                                     ------------                 -----------
    Total other liabilities                               414,640                     807,280
                                                     ------------                 -----------
    Total liabilities                                   1,265,832                   1,232,757
                                                     ------------                 -----------
Stockholders' deficiency:

Common Stock, par value $.0001;
     Authorized 200,000,000 shares;
     issued and outstanding
     60,953,434 shares                                      6,096                       6,096
Additional paid-in capital                              2,119,599                   2,119,599
Deficit accumulated in the development stage           (3,293,652)                 (3,244,897)
                                                     ------------                 -----------
     Total stockholders' deficiency                    (1,167,957)                 (1,119,202)
                                                     ------------                 -----------
     Total Liabilities and Stockholders' Deficiency  $     97,875                 $   113,555
                                                     ============                 ===========

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)

                                                                     CUMULATIVE AMOUNTS
                                          1998          1997           FROM INCEPTION
                                          ----          ----         ------------------
Income
Interest income                       $         -    $         -         $    66,465
                                      -----------    -----------         -----------
Total Income                                    -              -              66,465

Expenses
Research and Development costs             14,750              -             854,653
Licensing fees stockholder and
  affiliate                                     -              -              57,260
General and administrative expenses        18,754         11,756           2,201,555
Interest expense stockholder and
  affiliate                                15,254         12,128             246,651
                                      -----------    -----------         -----------
Total Expenses                            (48,758)       (23,884)         (3,360,119)
                                      -----------    -----------         -----------
Net loss                              $   (48,758)   $   (23,884)        $(3,293,654)
                                      -----------    -----------         -----------
Net loss per common share             $      (nil)   $      (nil)             (0.054)

Weighted average number of common
  shares outstanding                   60,953,434     60,953,434          60,953,434
                                      -----------    -----------         -----------

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         THREE MONTHS ENDED OCTOBER 31, 1998 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)

                                                                               Deficit Accumulated
                         Common Stock                      Additional Paid     in the Developmental
                        Number of Shares      Amounts        in Capital              Stage                Total
                        ----------------      -------      ---------------     --------------------       -----
Balance July 31, 1998     60,953,434          $  6,096       $ 2,119,599         $  (3,244,897)        $(1,119,202)
Net loss for the three
months ended 10/31/98                                                                  (48,758)            (48,758)
                          ----------          --------       -----------         -------------         -----------
                          60,953,434          $  6,096       $ 2,119,599         $  (3,293,652)       ($ 1,167,957)

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                              Cumulative
                                                              1998             1997         from Inception
                                                           ----------       ----------      --------------
Operating activities:
Net Loss                                                   (48,758)          (23,884)        (3,293,652)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation & Amortization                                  3,005             3,619            158,673
Expenses paid through issuance of common stock by:
    Company                                                                        -            175,035
    Principal Stockholder                                        -                 -            220,900
Changes in operating assets and liabilities:
    Accounts Payable  Accrued Expenses                    (122,390)           16,075            436,552
                                                         ---------          --------        -----------
Net cash used in operating activities                     (168,143)           (4,190)        (2,302,492)
                                                         ---------          --------        -----------
Investing Activities:
    Purchase of furniture and  equipment                         -                 -           (256,549)
                                                         ---------          --------        -----------
Net cash provided by (used in) investing activities              -                 -           (256,549)
                                                         ---------          --------        -----------
Financing activities:
    Note payable to stock holder: Proceeds               $ 155,468          $  3,503        $   880,947
    Principal payments                                                             -            (51,667)
    Proceeds from the issuance of common stock(net)              -                 -          1,729,760
                                                         ---------          --------        -----------
Net cash provided by financing activities                  155,468             3,503          2,559,040
                                                         ---------          --------        -----------
Net increase (decrease) in cash and cash equivalents       (12,675)             (677)                 -
Cash and cash equivalents, beginning of period              12,675               677                  -
                                                         ---------          --------        -----------
Cash and cash equivalents, end of period                 $       -          $      -        $         -
                                                         ---------          --------        -----------
 Supplemental disclosure of cash flow data:
  Interest Paid                                          $       -          $      -        $    32,420
                                                         ---------          --------        -----------

                                        6

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's financial position as of October 31, 1998 and its results of operations and cash flows for the three months ended October 31, 1998. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the 1998 Form 10-KSB.

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; and the additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees. The Company intends to continue to conduct research and development activities with respect to the manufacture of a rotary engine during the ensuing twelve month period principally through Southwest Research Institute, assuming it is able to raise the funds necessary to conduct such research, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 1998, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $3,293,654 as of October 31, 1998 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 1998. The limited amount of liquid resources available at October 31, 1998 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to October 31, 1998. However, management believes that the net liquid assets available at October 31, 1998 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to October 31, 1998 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology; marketing costs; and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; the deferral, if necessary, of payments to related parties; government sponsored research grants; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

Note 2 - Summary of other significant accounting policies:

Depreciation:

         Depreciation of furniture and equipment is provided over the estimated useful lives of the related assets using declining balance methods.

Research and development:

         Costs and expenses related to research and development are expensed as incurred.

Net loss per common share:

         Net loss per common share was computed on the basis of the weighted average number of shares of common stock outstanding during each period. The effect of assuming the exercise of outstanding warrants was antidilutive and, accordingly, not included in the computation of net loss per share.

Note 3 - Related party transactions:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the 1998 Form 10-KSB

Note 4 - Stockholder's Equity:

         Information as to stockholders' equity is set forth in the financial statements in the 1998 Form 10-KSB.

Item 2. Management's Discussion And Analysis Of Financial Condition Or Plan Of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Statements in this Form 10-QSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports filed with the Securities and Exchange Commission.

         The Company is a developmental stage enterprise that commenced operations on October 13, 1987 and is attempting to exploit commercially certain technology it is in the process of developing, the Rotorcam Engine, a rotary internal combustion engine. The Company intends to generate revenues primarily through the licensing of the engine technology and secondarily through the manufacture and sale of engines or related components or services.

         The Company has not derived any revenues from the license or sale of its technology and has incurred cumulative losses from its inception on October 13, 1987 through October 31, 1998 of $3,293,652.

Results Of Operations
---------------------

The Company's revenues from its inception on October 13, 1987 through October 31, 1998 aggregating $66,465 were derived from interest earned. Interest income was negligible in the periods ended October 31, 1998 and October 1997 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653. Research and development costs increased to $14,750 in October 1998 from $0 in October 1997. The increase of $14,750 was due to additional funds available for use.The Company had to reduce substantially its research and development activities during 1997 due to liquidity problems.

The cumulative loss from inception includes general and administrative expenses of $2,201,555. General and administrative expenses increased to $18,751 in 1998 from $11,756 in 1997, or a 59% increase. Increased general and administrative expenses can be attributed to additional capital available to retain legal, accounting and other professional services in October 1998.

The cumulative loss from inception also includes past licensing fees of $0 during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $246,651 on promissory notes payable to the principal stockholders and chairman of the Company. Interest expense increased to $15,254 in the first quarter of 1998 from $12,128 in 1997 primarily as a result of increased loans to the Company.

The net loss of $48,758 in the period ended October 31, 1998 increased by $24,874 or 104%, over the net loss of $23,884 in 1997. Increases in general and administrative costs, research and development costs , and interest expense caused the overall increase.

Liquidity And Capital Resources
-------------------------------

At October 31, 1998, the Company had cash and short-term investments totaling $0(compared to liquid assets of $12,675 at July 31, 1998), a working capital decrease of $12,675 (compared with working capital of $11,998 at July 31, 1998) and a total stockholders' deficiency of $1,167,957(compared to $1,119,202 at July 31, 1998). The stockholders deficiency increased due to the net loss of $48,758 incurred in the first quarter.

At October 31, 1998, the Company had current liabilities in excess of current assets of $851,192. The Company has not been able to commercially utilize its engine technology to generate any revenue through that date, and as a result, it has suffered recurring losses from operations from inception that have generated the net capital deficiencies at October 31, 1998 as well as July 31, 1998 and significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 1998. Cash flows used by operating activities were $168,143 and $4,190 in October 1998 and October 1997 respectively. The limited amount of liquid resources available at October 31, 1998, and the inability to generate operating revenues and cash flows, raise substantial doubts about the Company's ability to continue as a going concern.

Plan of Operation
-----------------

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

Year 2000
---------

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds- None

Item 3. Defaults upon Senior Securities

The Company issued a promissory note to Mr. Campo, dated August 1, 1998, in the amount of $807,280, which consolidated amounts owed by the Company to Mr. Campo under prior notes of the Company to Mr. Campo. The August 1, 1998 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1. One-half of the principal amount of the note was due on August 1, 1999 and all remaining principal is due on August 1,2000.

The Company has defaulted on its principal payment due on August 1, 1999 as well on the quarterly interest payments due on November 1,1998, and February 1, May 1, August 1, and November 1, 1999. As of November 15, 1999, a total of $64,919 in unpaid interest was owed to Mr. Campo under the August 1, 1998 note. Since the Company does not have any revenues, it is doubtful that the Company will be able to pay any interest or principal amounts due under the August 1, 1998 note until such time as it has operating revenues, or raises funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 1998 Note into one share of common stock of the Company for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information-None

Item 6. Exhibits and Reports on Form 8-K

         (A) Exhibits

              Exhibit No.                         Description
              -----------             ----------------------------------------
                  27                  October 31, 1998 Financial Data Schedule

         (B) Reports on Form 8-K

               There were no reports on Form 8-K during the quarter ended October 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MURRAY UNITED DEVELOPMENT CORPORATION
                                              (Registrant)

                                  By: /S/ Dwight Foster
                                      -------------------------------------
                                      President and Chief Executive Officer

                                  Dated: January 27, 2000

                                  By: /S/ Anthony S. Campo
                                      ------------------------------------------
                                      Anthony S. Campo, Executive Vice President
                                      Secretary and Treasurer
                                      Chief Financial Officer

                                  Dated: January 27, 2000

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /S/ Anthony S. Campo
                                          ---------------------
                                          Anthony S. Campo,
                                          Chairman of the Board

                                      /S/ Thomas Caltabiano
                                          ---------------------------
                                          Thomas Caltabiano, Director

                                      /S/ Francis Pecorella
                                          ---------------------------
                                          Francis Pecorella, Director

                                      Dated: January 27, 2000

EXHIBIT INDEX

Exhibit No.                      Description
-----------                      -----------
    27                 Financial Data Schedule   Filed herewith electronically