Form 10QSB
period 1999-01-31
MURRAY UNITED DEVELOPMENT CORP
filed 2000-02-01
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 1999

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

Yes X     No ____

60,953,434 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of January 5, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                         January 31, 1999      July 31, 1998
                                         ----------------      -------------
Current assets
    Cash & cash equivalents                $     2,105           $    12,675
                                           -----------           -----------
    Total current assets                   $     2,105           $    12,675

Furniture & equipment, at cost, net of
accumulated depreciation                        94,871               100,880
                                           -----------           -----------
Total Assets                               $    96,976           $   113,555
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                     January 31, 1999             July 31, 1998
                                                     ----------------             -------------
Current liabilities:
     Accrued Interest Payable                        $     30,852                 $         -
     Note Payable Stockholder                             443,390                           -
     Accounts payable and Accrued Expenses                372,822                     425,477
                                                     ------------                 -----------
    Total current liabilities                             847,064                     425,477

Other liabilities:
     Accrued Interest Payable                                   0                     133,466
     Notes payable-other stockholder                      443,390                     673,814
                                                     ------------                 -----------
    Total other liabilities                               443,390                     807,280
                                                     ------------                 -----------
    Total liabilities                                   1,290,454                   1,232,757
                                                     ------------                 -----------
Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     60,953,434 shares                                      6,096                       6,096
Additional paid-in capital                              2,119,599                   2,119,599
Deficit accumulated in the development stage           (3,319,173)                 (3,244,897)
                                                     ------------                 -----------
     Total stockholders' deficiency                    (1,193,478)                 (1,119,202)
                                                     ------------                 -----------
     Total Liabilities and Stockholders' Deficiency  $     96,976                 $   113,555
                                                     ============                 ===========

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)

                                                                   CUMULATIVE AMOUNTS
                                          1999          1998         FROM INCEPTION
                                          ----          ----       ------------------
Income
Interest income                       $         -    $         -         $    66,465
                                                                         -----------
Total Income                                    -              -              66,465

Expenses
Research and Development costs             14,750              -             854,653
Licensing fees stockholder and
  affiliate                                     -              -              57,260
General and administrative expenses        28,675         20,809           2,211,476
Interest expense stockholder and
  affiliate                                30,852         23,512             262,249
                                      -----------    -----------         -----------
Total Expenses                            (74,277)       (44,321)         (3,385,638)
                                      -----------    -----------         -----------
Net loss                              $   (74,277)   $   (44,321)        $(3,319,173)
                                      -----------    -----------         -----------
Net loss per common share             $      (nil)   $      (nil)             (0.054)

Weighted average number of common
  shares outstanding                   60,953,434     60,953,434          60,953,434
                                      -----------    -----------         -----------

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 1999 AND 1998

                                  (UNAUDITED)

                                                    1999            1998
                                                    ----            ----
Interest income                                  $      -         $      -
Research and Development costs                                           -
Licensing fees stockholder and affiliate                -                -
General and administrative expenses                 9,921            9,053
Interest expense stockholder and affiliate         15,598           11,384
                                                 --------         --------
Total                                             (25,519)         (20,437)
                                                 --------         --------
Net loss                                         $(25,519)        $(20,437)
                                                 --------         --------
Net loss per common share                        $   (nil)        $   (nil)
                                                 --------         --------

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE 0F INCEPTION)
                                   (UNAUDITED)

                                                                                Deficit Accumulated
                        Common Stock                       Additional Paid     in the Developmental
                      Number of Shares        Amounts         in Capital               Stage              Total
                      ----------------        -------      ---------------     --------------------       -----
Balance July 31, 1998     60,953,434          $  6,096       $ 2,119,599         $  (3,244,897)        $(1,119,202)
Net loss for the six
months ended 01/31/99                                                                  (74,277)            (74,277)
                          ----------          --------       -----------         -------------         -----------
                          60,953,434          $  6,096       $ 2,119,599         $  (3,319,173)       ($ 1,193,479)

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                              Cumulative
                                                             1999             1998         from Inception
                                                          ----------       ----------      --------------
Operating activities:
Net Loss                                                  $(74,277)         $(44,321)       $(3,319,173)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation                                                 6,009             7,238            165,625
Expenses paid through issuance of common stock by:
    Company                                                                        -            175,035
    Principal Stockholder                                        -                 -            220,900
Changes in operating assets and liabilities:
    Security Deposits                                                              -                  -
    Prepaid expenses                                                             870
    Accounts Payable Accrued Expenses                     (155,268)           31,299            403,674
                                                         ---------          --------        -----------
Net cash used in operating activities                     (223,536)           (4,914)        (2,353,939)
                                                         ---------          --------        -----------
Investing Activities:
    Purchase of furniture and  equipment                         -                 -           (260,497)
                                                         ---------          --------        -----------
Net cash provided by (used in) investing activities              -                 -           (260,497)
                                                         ---------          --------        -----------
Financing activities:
    Note payable to stock holder: Proceeds                 212,966             4,237            938,447
    Principal payments                                                             -            (51,667)
    Proceeds from the issuance of common stock (net)             -                 -          1,729,760
                                                         ---------          --------        -----------
Net cash provided by financing activities                  212,966             4,237          2,616,540
                                                         ---------          --------        -----------
Net increase (decrease) in cash and cash equivalents       (10,570)             (677)            (2,105)

Cash and cash equivalents, beginning of period              12,675               677                  -
                                                         ---------          --------        -----------
Cash and cash equivalents, end of period                 $   2,105          $      -        $    (2,105)
                                                         ---------          --------        -----------

                                        7

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's financial position as of January
31, 1999 and its results of operations and cash flows for the six months ended January 31,1999. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the 1998 Form 10-KSB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of January 31,1999, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $3,293,654 as of January 31,1999 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31,1999. The limited amount of liquid resources available at January 31,1999 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to January 31, 1999. However, management believes that the net liquid assets available at January 31, 1999 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to January 31,1999 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology; marketing costs; and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; the deferral, if necessary, of payments to related parties; government sponsored research grants; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

The Company has not derived any revenues from the license or sale of its technology and has incurred cumulative losses from its inception on October 13, 1987 through January 31, 1999 of $3,319,173.

Results Of Operations
---------------------

The Company's revenues from its inception on October 13, 1987 through January 31,1999 aggregating $66,465 were derived from interest earned. Interest income was negligible in the periods ended January 31,1999 and January 31,1998 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653.Research and development costs increased to $14,750 in January 1999 from $0 in January 1998. The increase of $14,750 was due to additional funds available for use.The Company had to reduce substantially its research and development activities during 1998 due to liquidity problems.

The cumulative loss from inception includes general and administrative expenses of $2,211,476. General and administrative expenses increased to $28,675 in 1999 from $20,809 in 1998, or a 38% increase. Increased general and administrative expenses can be attributed to additional capital available to retain legal, accounting and other professional services.

The cumulative loss from inception also includes past licensing fees of $0 during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $262,249 on promissory notes payable to the principal stockholders and chairman of the Company. Interest expense increased to $15,598 in the third quarter of 1999 from $11,384 in 1998 primarily as a result of increased loans to the Company.

The net loss of $74,277 in the period ended January 31, 1999 increased by $29,956 or 68%, over the net loss of $44,321 in 1997. Increases in general and administrative costs, research and development costs , and interest expense caused the overall increase.

Liquidity And Capital Resources
-------------------------------

At January 31,1999, the Company had cash and short-term investments totaling $2105(compared to liquid assets of $12,675 at July 31, 1998), a working capital decrease of $10,570 (compared with working capital of $11,998 at July 31, 1998) and a total stockholders' deficiency of $1,193,478(compared to $1,119,202 at July 31, 1998). The stockholders' deficiency increased due to the net loss of $25,519 incurred in the second quarter.

At January 31,1999, the Company had current liabilities in excess of current assets of $844,959. The Company has not been able to commercially utilize its engine technology to generate any revenue through that date, and as a result, it has suffered recurring losses from operations from inception that have generated the net capital deficiencies at January 31,1999 as well as July 31, 1998 and significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31,1999. Cash flows used by operating activities were $223,536 and $4,914 in January 1999 and January 1998 respectively. The limited amount of liquid resources available at January 31,1999,and the inability to generate operating revenues and cash flows, raise substantial doubts about the Company's ability to continue as a going concern.

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

                            PART II-OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders -None

Item 5. Other Information-None

Item 6. Exhibits and Reports on Form 8-K

         (A) Exhibits

                  Exhibit No.                    Description
                  -----------          ----------------------------------------
                  27                   January 31, 1999 Financial Data Schedule

         (B) Reports on Form 8-K

                  There were no reports on Form 8-K during the quarter ended January 31, 1999.

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

                                      /S/ Anthony S. Campo
                                      -------------------------
                                          Anthony S. Campo,
                                          Chairman of the Board

                                      /S/ Thomas Caltabiano
                                      -------------------------------
                                          Thomas Caltabiano, Director

                                      /S/ Francis Pecorella
                                      -------------------------------
                                          Francis Pecorella, Director

                                      Dated: January 27, 2000

                                 EXHIBIT INDEX

Exhibit                          Description
-------                          -----------
    27                 Financial Data Schedule   Filed herewith electronically