Form 10QSB
period 1999-04-30
MURRAY UNITED DEVELOPMENT CORP
filed 2000-02-01
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1999.

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
                         -------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


                Delaware                                  22-2856171
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. employer identification no.)
    incorporation or organization)


  P.O. Box 224, Landing, New Jersey                         07850
--------------------------------------                    ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (908) 979-3025
                                                        --------------

                                    No Change
           ----------------------------------------------------------
           (Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 2 months (or for such shorter period that the registrant was required to file such reports):

     Yes [ ]            No [X]

(2)  Has been subject to such filing requirements for the past 90 days.

     Yes [X]            No [ ]

60,953,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of January 5, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                                BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS
                                     ------


                                   APRIL 30,1999           JULY 31,1998
                                   -------------           ------------

Current assets
    Cash & cash equivalents          $ 10,075                $ 12,675
                                     --------                --------
    Total current assets               10,075                  12,675
                                     --------                --------

Furniture & equipment, at cost,
 net of accumulated depreciation       91,866                 100,880
                                     --------                --------
    Total Assets                     $101,941                $113,555
                                     ========                ========




    The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                                   (UNAUDITED)
                                 LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY


                                                APRIL 30,1999      JULY 31, 1998
                                                -------------      -------------

Current liabilities:
    Accounts payable and Accrued Expenses       $   377,822        $   425,476
    Note payable-Stockholder                        457,890                  -
    Accured Interest payable                         47,748                  -
                                                -----------        -----------
    Total current liabilities                       883,460            425,476

Other liabilities:
    Accrued Interest Payable                              -            133,466
    Notes payable-other stockholder                 457,890            673,814
                                                -----------        -----------
    Total other liabilities                         457,890            807,280
                                                -----------        -----------
    Total liabilities                             1,341,350          1,232,756
                                                -----------        -----------
Stockholders' deficiency:

Common Stock, par value $.0001:
    Authorized 200,000,000 shares;
    issued and outstanding 60,953,434 shares          6,096              6,096
Additional paid-in capital                        2,119,599          2,119,599
Deficit accumulated in the development stage     (3,365,104)        (3,244,897)
                                                -----------        -----------
    Total stockholders' deficiency               (1,239,409)        (1,119,202)
                                                -----------        -----------
    Total Liabilities and Stockholders' Equity  $   101,941        $   113,554
                                                ===========        ===========



    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED APRIL 30, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)


                                                FOR THE NINE MONTHS
                                                   ENDED APRIL 30
                                      -----------------------------------------
                                       1999           1998          INCEPTION
                                      ------         ------       -------------
INCOME
------
Interest income                    $         -    $         -     $     66,465
                                   -----------    -----------      -----------
Totals                             $         -    $         -     $     66,465
                                   -----------    -----------      -----------
EXPENSES
--------
Research and Development costs          14,750              -          854,653
Licensing fees stock holder
  and affiliate                              -              -           57,260
General and administrative
  expenses                              57,710         30,020        2,240,511
Interest expense Stockholder
  and affiliate                         47,748         34,907         279,1145
                                   -----------    -----------      -----------
Total Expenses                         120,208         64,927        3,431,569
                                   -----------    -----------      -----------
Net loss                             $(120,208)   $   (64,927)     $(3,365,104)
                                   ===========    ===========      ===========



     The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED APRIL 30
                                                 ---------------------------

                                                    1999            1998
                                                    ----            ----

Interest income                                   $      -       $      -
Research and Development costs                           -              -
Licensing fees-stock holder and affiliate                -              -
General and administrative expenses                 28,035          9,211
Interest expense-stock holder and affiliate         16,896         11,395
                                                  --------       --------
Total Expenses                                     (44,931)       (20,606)
                                                  --------       --------
Net loss                                          $(44,931)      $(20,606)
                                                  --------       --------
Net loss per common share                         $   (nil)      $   (nil)



     The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
 NINE MONTHS ENDED APRIL 30, 1999 AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)


                                                                      Deficit
                                                                    Accumulated
                             Common                  Additional        in the
                          Stock Number                Paid in       Development
Insurance For:              of Shares      Amount     Capital          Stage         Total
-------------            -------------     ------    ----------    ------------      -----
Balance July 31, 1998     $60,953,434     $6,096     $2,119,599    $(3,244,897)  $(1,119,202)

Net loss for the nine
 months ended
 April 30, 1999                                                       (119,208)     (119,202)
                          -----------     ------     ----------    -----------   -----------
Balance, April 30, 1999     60,953,43     6,096       2,119,599     (3,364,105)   (1,238,410)
                          ===========     ======     ==========    ===========   ===========




     The accompanying notes are an integral part of the financial statement.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED APRIL 30, 1999 and 1998
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)


                                                        NINE MONTHS ENDED APRIL 30,
                                                   --------------------------------------

                                                     1999          1998        Cululative
                                                   --------      --------      ----------
Operating activities:
Net Loss                                           (129,208)     (64,927)     (3,365,104)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciaiton                                          9,014       10,857         168,630
Expenses paid through issuance of common
  stock by:
    Company                                               -            -         175,035
    Principal Stockholder                                 -            -         220,900
Changes in operating assets and liabilities:
    Security Deposits                                     -            -               -
    Prepaid expenses                                      -        1,305               -
    Accounts Payable  Accrued Expenses             (133,372)      46,949         425,570
                                                  ---------     --------     -----------
Net cash used in operating activities              (253,566)      (5,816)     (2,374,969)
                                                  ---------     --------     -----------
Investing Activities:
    Purchase of furniture and  equipment                  -            -        (260,497)
                                                  ---------     --------     -----------
Net cash provided by (used in) investing
  activities                                               -            -       (260,497)
                                                  ---------     --------     -----------
Financing activities:
    Note payable to stock holder: Proceeds        $ 241,966     $  6,185      $  967,447
    Principal payments                                    -            -         (51,667)
    Proceeds from the issuance of common stock            -            -       1,729,760
                                                  ---------     --------     -----------
Net cash provided by financing activities           241,966        6,185       2,645,540

Net increase (decrease) in cash and cash
  equivalents                                        (2,600)         369           1,075
Cash and cash equivalents, beginning of period       12,675          677               -
                                                  ---------     --------     -----------
Cash and cash equivalents, end of period          $  10,075     $  1,046     $    10,075
                                                  ---------     --------     -----------
Supplemental disclosure of cash flow data:
    Interest paid                                 $       -     $      -
                                                  ---------     --------

    The accompanying notes are an integral part of the financial statements.

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's financial position as of April 30, 1999 and its results of operations and cash flows for the nine months ended April 30, 1999. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the 1998 Form 10-KSB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of April 30, 1999, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,239,409 as of April 30, 1999 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 1999. The limited amount of liquid resources available at April 30, 1999 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to April 30, 1999. However, management believes that the net liquid assets available at April 30, 1999 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to April 30, 1999 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology; marketing costs; and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; the deferral, if necessary, of payments to related parties; government sponsored research grants; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

Note 4 - Stockholders' Equity:

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

The Company has not derived any revenues from the license or sale of its technology and has incurred cumulative losses from its inception on October 13, 1987 through April 30, 1999 of $3,365,104.

Results Of Operations
---------------------

The Company's revenues from its inception on October 13, 1987 through April 30,1999 aggregating $66,465 were derived from interest earned. Interest income was negligible in the periods ended April 30, 1999 and April 30, 1998 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653.Research and development costs increased to $14,750 in April 1999 from $0 in April 1997. The increase of $14,750 was due to additional funds available for use.The Company had to reduce substantially its research and development activities during 1998 due to liquidity problems.

The cumulative loss from inception includes general and administrative expenses of $2,201,555. General and administrative expenses increased to $57,710 in 1999 from 1998 or a 92% increase. Increased general and administrative expenses can be attributed to additional capital available to retain legal, accounting and other professional services.

The cumulative loss from inception also includes past licensing fees of $0 during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $279,145 on promissory notes payable to the principal stockholders and chairman of the Company. Interest expense increased to $47,748 in April 30, 1999 from $34,907 in 1998 primarily as a result of increased loans to the Company.

The net loss of $120,208 in the period ended April 30, 1999 increased by $55,2814 or 85%, over the net loss of $64,927 in 1997. Increases in general and administrative costs, research and development costs , and interest expense caused the overall increase.

Liquidity And Capital Resources
-------------------------------

At April 30, 1999, the Company had cash and short-term investments totaling $10,075(compared to liquid assets of $12,675 at July 31, 1998), a working capital decrease of $2,600 (compared with working capital of $11,998 at July 31, 1998) and a total stockholders' deficiency of $1,239,409 (compared to $1,119,202 at July 31, 1998). The stockholders' deficiency increased due to the net loss of $44,931 incurred in the third quarter.

At April 30, 1999, the Company had current liabilities in excess of current assets of $873,385. The Company has not been able to commercially utilize its engine technology to generate any revenue through that date, and as a result, it has suffered recurring losses from operations from inception that have generated the net capital deficiencies at April 30, 1999 as well as July 31, 1998 and significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 1999. Cash flows used by operating activities were $253,566 and $5,816 in April 1999 and April 1998, respectively. The limited amount of liquid resources available at April 30, 1999, and the inability to generate operating revenues and cash flows, raise substantial doubts about the Company's ability to continue as a going concern.

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

Item 4. Submission of Matters to a Vote of Security Holders -None

Item 5. Other Information-None

Item 6. Exhibits and Reports on Form 8-K

        (A) Exhibits

            Exhibit No.                         Description
            -----------                         -----------
               27                  April 30, 1999 Financial Data Schedule

        (B) Reports on Form 8-K

            There were no reports on Form 8-K during the quarter ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                                (Registrant)

                                 By:           /S/ Dwight Foster
                                    ------------------------------------------
                                      President and Chief Executive Officer

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

                                                       /S/ Anthony S. Campo
                                                    ---------------------------
                                                     Anthony S. Campo,
                                                     Chairman of the Board

                                                      /S/ Thomas Caltabiano
                                                    ---------------------------
                                                    Thomas Caltabiano, Director

                                                      /S/ Francis Pecorella
                                                    ---------------------------
                                                    Francis Pecorella, Director

                                              Dated:   January 27, 2000

EXHIBIT INDEX
-------------

Exhibit No.                          Description
-----------                          -----------
    27          Financial Data Schedule   Filed herewith electronically