Form 10KSB40
period 1999-07-31
MURRAY UNITED DEVELOPMENT CORP
filed 2000-02-01
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB40

(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1999

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The Registrant did not have any revenues during its fiscal year ended July 31, 1999.

As of January 5, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as computed by reference to the average bid and asked price of such stock on that date was approximately $574,300.

60,953,434 shares of the registrant's Common Stock were outstanding as of January 5, 1999.

Transitional Small Business Disclosure Format:

Yes                                  No          X

 Documents incorporated by Reference: NONE

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
         -  Item 13.                  Exhibits List and Reports on
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

The Company believes that pollution and depleting petroleum resources continue to stimulate commercial interest in engines designed to run on alternative fuels. Although numerous such alternative engines have been researched and developed by both the government and the private sectors, none has received widespread commercial acceptance. The Company has been engaged in the research, design and development of the Rotorcam Engine technology since the Company's inception in 1988. Since inception, the Company has spent, cumulatively, approximately $840,000 on such research and development. However, due principally to a shortage of opeating funds, the Company incurred only $14,750 for research and development costs during fiscal 1999 and $0 during fiscal 1998 and 1997.

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

In response to the Report, assuming funding becomes available,of which there can be no assurances, management of the Company has determined to redesign and rebuild a second generation prototype of the Rotorcam Engine ("Second Prototype") to address the issues raised by SRI in the Report. Management estimates that the cost of such Second Prototype will be approximately $350,000 to

$375,000 and will take approximately 15 to 18 months from the time such funding becomes available to complete. The development work on the Second Prototype will address substantially all of the technical problems of the first prototype and be divided into six (6) phases:

Phase I           Cycle simulation analysis to study and optimize the
particular features that make the Rotorcam Engine unique;

Phase II          Redesign of the seals for the engine;

Phase III         Redesign of combustion chambers, pistons and cylinders;

Phase IV          Manufacture of the Second Prototype, which would contain new components, including a static seal plate, sliding seals and springs, combustion caps, cylinders,pistons, spark plugs, and ignition timing contacts;

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

Management estimates that the cost to develop such a Third Prototype would be between $2 million and $3 million and estimates that it would take between 18 to 24 months from the time the Second Prototype is completed and such funding becomes available to complete. During this phase of development the Company plans to commission the production of several variations of the Third Prototype that would be used for different purposes, including performance development, durability assessment, and demonstrators to be used in application field testing.

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

In view of the projected time to complete the Second and Third Prototypes, and assuming that funding becomes available, of which there can be no assurances, Management of the Company is presently seeking opportunities to diversify the Company into businesses in addition to the Rotorcam Engine. However, its ability to do so will depend, primarily, on available financing, and there can be no assurances that Management will be successful in such attempts to obtain such financing and diversify the Company.

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

Employees and Consultants

The Company currently has one employee, Mr. Dwight Foster, who was appointed President and Chief Executive Officer of the Company in December 1998. Mr. Foster is not currently receiving cash or other compensation for his services to the Company. However, the Board of Directors of the Company is considering granting to Mr. Foster two (2) million shares of restricted stock as compensation for past and future services to the Company. Mr. Anthony Campo, who is the Chairman of the Board, Executive Vice- President, Secretary and Treasurer of the Company, is acting in such capacities without compensation. Mr. Campo also provides the Company with general administrative services without compensation and has provided substantial financing to the Company. The Company has also retained the services of a consultant, who provides engineering services to the Company from time to time as needed with payment being made on an hourly basis.

The Board of Directors has determined to issue two (2) million shares of the Company's Common Stock to Mr. Jay Pesko in consideration of prior consulting and financing services to the Company.

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

Class B Warrants.

Presently, there are 14,898,000 of the Company's Class B Warrants outstanding, which are exercisable at $.15 per share and 500,000 Underwriter's Class B Warrants exercisable at $.225 per share. Such Class B Warrants will expire on March 11, 2000 unless further extended by the Board of Directors. The Company has not filed a registration statement covering such Warrants due to a lack of funds . Until such registration statement is filed, the Company is prohibited under federal and state securities laws from selling and delivering the common stock for which such Class B Warrants may be exercised. If funds become available to the Company to permit it to file such registration statement, it will do so as soon as practicable thereafter. However, there can be no assurances that such funds will at any time become available and, therefore, holders of the Class B Warrants may not be able to exercise such warrants at any time.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the over-the counter market since March 24, 1988 but has not been included in the NASDAQ system. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commission, for the periods indicated below are:

                             Year Ended JULY 31
                         1999                 1998
                         ----                 ----
                    High     Low        High         Low
                    ----     ---        ----         ---
1st Quarter         $.07    $.01        .05         $.03
2nd Quarter          .055    .02        .03         .005
3rd Quarter          .05     .01        .01         .005
4th Quarter          .11     .012      .015        .0075

Reporting by the National Quotation Bureau, Inc. of quotations for the Company's Common Stock does not evidence an established public trading market for the Company's Common Stock and holders of the Common Stock may not be able to liquidate their investment at acceptable prices. Moreover, such quotations are not indicative of actual trading transactions. As of January 5, 2000 there were 865 holders of record of the Company's Common Stock.

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

Statements in this Form 10-KSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward- looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

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

Results of Operations

The Company has not derived any revenues from operations and has incurred cumulative losses from inception through July 31, 1999 of $3,405,490. The Company's revenues from its inception on October 13, 1987 through July 31, 1999, aggregating $66,465, were derived from interest earned. There was no change in interest income earned in fiscal 1999, as was the case in fiscal 1998, due to a continued shortage of funds for such investment purposes. The Company had no interest income during either 1999 or 1998 as a result of a decrease in the average amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653. Research and development costs increased to $14,750 in 1999 from $0 in 1998. The Company did not incur any research and development costs in fiscal 1998 due to a shortage of operating capital.

The cumulative loss from inception includes general and administrative expenses of $2,262,726. General and administrative expenses increased by 70% to $80,925 in 1999 from $47,426 in 1998 and decreased by 43% during fiscal 1998 from $82,828 in fiscal 1997. The increase in fiscal 1999 was due principally to increases in general and administrative expenses, such as legal and accounting fees, and other expenses.

The cumulative loss from inception also includes past licensing fees of $57,260, which had accrued and been paid to a former officer of the Company. Such cumulative loss further includes interest expense of $296,316 on loans payable to a current and a former officer of the Company. Interest expense increased to $64,919 in 1999 from $49,474 in 1998, or 31%. Interest expense decreased by 1% to $46,324 in 1998 from $46,713 in 1997 due to a decrease in interest costs associated with the amount outstanding of a promissory note from the Company to Mr. Anthony Campo.

The net loss of $160,594 in 1999 increased by $63,694, or 65%, from 1998 due to increased research and development costs and general and administrative costs. The net loss of $96,900 in 1998 decreased by $74,024, or 43%, over the net loss of $170,924 in 1997. The net loss of $170,924 in 1997 decreased by $104,627, or
37%, from the net loss of $275,551 in 1996.

Liquidity and Capital Resources

At July 31, 1999 the Company had cash and short-term investments totaling $2,038 (compared to liquid assets of $12,675 at July 31, 1998), a working capital deficiency of $10,637 (compared to working capital of $11,998 at July 31, 1998) and a total stockholders' deficiency of $1,279,795 (compared to $1,119,202 at July 31, 1998). Cash balances decreased in 1999 because of the decrease in accounts payable, whereas the increase in working capital in 1998 was due to an increase in accounts payable and accrued expenses of $68,225. The stockholders' deficiency increased by $160,594 due to the net loss incurred in July 31, 1999 as compared to a $96,900 increase in stockholders' deficiency at July 31, 1998.

At July 31, 1999 the Company had current liabilities in excess of current assets of $385,958. The Company has not been able to commercially utilize its engine technology to generate any revenues through that date and, as a result, it has suffered recurring losses from operations from inception that have generated the net capital deficiencies at July 31, 1999 and 1998 and significant working capital deficiencies from time to time. Management of the Company does not expect it to generate any significant revenues or positive cash flows during the twelve-month period subsequent to July 31, 1999. Cash flows used by operating activities were $254,603 and $12,479 in 1999 and 1998, respectively. The limited amount of liquid resources available at July 31, 1999 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

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

In view of the projected extended period of timea that Management estimates it will take to complete the Second and Third Prototypes, assuming that funding becomes available to complete such prototypes, of which there can be no assurances, Management of the Company is presently seeking opportunities that will permit the Company to diversify it into businesses in addition to the Rotorcam Engine. However, the Company's ability to do so will depend on available financing, and there can be no assurances that Management will be successful in such attempts to diversify the Company.

Year 2000

Since the Rotorcam Engine is still in the developmental and testing stages, and the Company is not presently reliant on information from its own or other computer systems, the Company does not anticipate its results of operations or financial position will be adversely affected by the application of dating systems in the Year 2000.

Due principally to the fact that the Rotorcam Engine is in the prototype stage, it has not been necessary for the Company to expend any amounts to date to address Year 2000 remediation issues. Moreover, the Company does not anticipate expending any significant amounts in the future for remediation of Year 2000 problems.

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

                                                                     First Year
         Name               Age     Position                          Elected
Thomas Caltabiano           38      Director                           1987

Anthony Campo               60      Chairman of the Board,
                                    Executive Vice President,
                                    Secretary and Treasurer            1993

Dwight Foster               51      President and                      1998
                                    Chief Executive Officer

Francis Pecorella           48      Director                           1998

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

Francis Pecorella

Mr. Francis Pecorella as appointed as a member of the Board of Directors in December 1998. From February 1999 to the present, Mr. Pecorella has been employed by Chase Investment Services as an investment consultant. From January 1996 to February 1999, Mr. Pecorella was employed by Citicorp Investment Services as an investment consultant. From January 1989 through December 1995, Mr. Pecorella was employed by A.J. Michaels as a stock broker.

Item 10.  EXECUTIVE COMPENSATION

Mr. Dwight Foster, the President and Chief Executive Officer of the Company, did not receive any cash or other compensation for his services during fiscal 1999. However, the Board of Directors is considering granting to Mr. Foster two (2) million shares of restricted stock as compensation for past and future services to the Company. The Company is also considering issuing restricted stock and stock options to Mr. Frank Pecorella as compensation for his past and future services to the Company. Mr. Anthony Campo, the Chairman of the Board, Executive Vice President, Secretary and Treasurer of the Company, also received no compensation from the Company during its fiscal years ended July 31, 1999 or 1998. No other individual served as an executive officer of the Company during the fiscal year ended July 31, 1999, and no director of the Company received any compensation for serving in such capacity during the Company's fiscal years ended July 31, 1999 or 1998.

The Company's prior Key Employee Stock Option Plan terminated by its terms in October 1997. No options that were granted under such plan were exercised during fiscal years ended 1999 or 1998, and no options granted under such plan are presently outstanding. The Company has no other option plan or any defined benefit plan.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Set forth below is information at January 5, 2000 concerning the beneficial ownership of Common Stock by (i) all persons known by the Company to own beneficially 5% or more of the Company's

Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executives of the Company as a group.

Name and                           Amount and
Address of                         Nature of                        Percent
Beneficial Owner (1)               Beneficial Owner                of Class

Thomas Caltabiano(2)                  2,541,378                       4.2

Anthony S. Campo (3)                126,771,900                      70.2

Dwight Foster (4)                        96,500                        .1

Francis Pecorella                     1,350,000                       2.2

All Directors and
Executive Officers
as a Group (4 persons)              130,759,778                      72.3%


(1) Except as indicated below, all of such persons have sole investment and voting power over the shares listed as being owned by them.

(2) Includes 5,989 shares that may be acquired by Mr. Caltabiano upon the exercise of Class B Warrants held by him.

(3) In addition to 3,960,000 owed individually by Mr. Campo, includes (i) 2,150,000 shares held by Mr. Campo's wife, (ii) 922,400 shares held by Mr. Campo's children, (iii) 1,100,000 shares that may be acquired by Mr. Campo upon the exercise of Class B Warrants, (iv) 911,100 shares that may be acquired by the children of Mr. Campo upon exercise of Class B Warrants, and (v) 117,728,400 shares that may be acquired by Mr. Campo as of November 1, 1999 upon the conversion of his Promissory Note from the Company dated August 1, 1998 (see "Certain Relationships and Related Transactions".)

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

The Company has defaulted on a payment of one-half of the principal amount due on August 1, 1999 and on its quarterly interest payments due on November 1,1998, and February 1, May 1, August 1, and November 1, 1999. As of November 1, 1999, a total of $75,683 in unpaid interest was owed to Mr. Campo under the August 1, 1998 Note. Since the Company does not have any revenues, it is doubtful that the Company will be able to pay any interest or principal amounts due under the August 1, 1998 Note until such time as it has operating revenues, or raises funds from an independent source, both of which events may not occur at any time. In addition to the right of converting amounts due under the Note into common stock, as described above, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits and Financial Statements:

         (a)      1. Financial Statements

                            The following documents are included in Part II,

Item 7:

         (i)      Report of Independent Accountants
         (ii)     Balance Sheets as of July 31, 1999 and July 31, 1998
         (iii) Statements of Income for the fiscal years ended July 31, 1999, 1998 and 1997
         (iv) Statement of Cash Flows for the fiscal years ended July 31, 1999, 1998, and 1997
         (v) Statements of Changes in Stockholders' Equity for the fiscal years ended July 31, 1999, 1998 and 1997
         (vi)     Notes to Financial Statements

         2. The exhibits which are required by Item 601 of regulation S-B are listed in the Index to Exhibits beginning on page 26 of this Form 10-KSB

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K for its fiscal year ended July 31, 1999.

                         MURRAY UNITED DEVELOPMENT CORP.
                              FINANCIAL STATEMENTS
                                      INDEX

                                                                      Page No.
(i)      Report of Independent Accountants                              F-1

(ii)     Balance Sheets as of July 31, 1999 and July 31, 1998           F-2

(iii)    Statements of Operations for the fiscal years ended
         July 31, 1999, 1998 and 1997                                   F-4

(iv)     Statements of Changes in Stockholders' Equity (Deficiency)
         for the fiscal years ended July 31, 1999, 1998 and 1997        F-5

(v)      Statement of Cash Flows for the fiscal years ended
         July 31, 1999, 1998, and 1997                                  F-12

(vi)     Notes to Financial Statements                                  F-13

                          James P. O'Day, C.P.A., P.C.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Murray United Development Corporation

We have audited the accompanying balance sheets of MURRAY UNITED DEVELOPMENT CORPORATION D/B/A Combustion Research Associates (A Company in the Development Stage) as of July 31, 1999 and 1998, the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended July 31, 1999, 1998 and 1997 and the cumulative amounts from October 13, 1987 (date of inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray United Development Corporation as of July 31, 1999 and 1998, and its results of operations and cash flows for the years ended July 31, 1999, 1998 and 1997 and the cumulative amounts from October 13, 1987 (date of inception) in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of July 31, 1999, the Company had not generated any operating revenues and had suffered recurring losses from operations from inception and had a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              James P. O'Day, C.P.A., P.C.

January 24, 2000
Glen Cove, New York

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                             JULY 31, 1999 AND 1998

                                     ASSETS
                                     ------

Current assets                                                            1999        1998
    Cash & cash equivalents                                             $ 2,038    $ 12,675
    Prepaid expenses                                                          -           -
                                                                        -------    --------
    Total current assets                                                $ 2,038    $ 12,675

Furniture & equipment, at cost, net of accumulated depreciation          88,862     100,880
                                                                        -------    --------
Total Assets                                                            $90,900    $113,555
                                                                        =======    ========

   The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                             JULY 31, 1999 AND 1998

                                LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY

Current liabilities:                                    1999            1998
                                                        ----            ----
     Accounts payable and Accrued Expenses         $    387,996     $   425,476
                                                   ------------     -----------
    Total current liabilities                           387,996         425,476

Other liabilities:
     Accrued Interest Payable                            64,919         133,466
     Notes payable-other stockholder                    917,780         673,814
                                                   ------------     -----------
    Total other liabilities                             982,699         807,280
                                                   ------------     -----------
    Total liabilities                                 1,370,695       1,232,756
                                                   ------------     -----------
Stockholders' deficiency:

Common Stock, par value $.0001;
     Authorized 200,000,000 shares;
     issued and outstanding
     60,953,434 and 60,953,434 shares                     6,096           6,096
Additional paid-in capital                            2,119,599       2,119,599
Deficit accumulated in the development stage         (3,405,490)     (3,244,897)
                                                   ------------    ------------
     Total stockholders' deficiency                  (1,279,795)     (1,119,202)
                                                   ------------    ------------
     Total Liabilities and Stockholders' Equity    $     90,900    $    113,554
                                                   ============    ============

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JULY 31, 1999, 1998 AND 1997
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                                           Cumulative
                                                                                                          Amounts From
                                                        1999          1998         1997 (Restated)         Inception
                                                        ----          ----         ---------------        ------------
Income
Interest income                                              -   $         -        $         -           $    66,465
                                                                                                          -----------
Total Income                                                                                                   66,465
Expenses
Research and Development costs                          14,750             -                                  854,653
Licensing fees stockholder and affiliate                     -             -                                   57,260
General and administrative expenses                      80925        47,426            121,061             2,262,726
Interest expense stockholder and affiliate              64,919        49,474             49,863               296,316
                                                   -----------   -----------        -----------           -----------
Total Expenses                                        (160,594)      (96,900)          (170,924)           (3,470,955)
                                                   -----------   -----------        -----------           -----------
Net loss                                           $  (160,594)  $   (96,900)       $  (170,924)          $(3,404,490)
                                                   -----------   -----------        -----------           -----------
Net loss per common share                                        $      (nil)       $      (nil)               (0.056)

Weighted average number of
  common shares outstanding                         60,953,434    73,332,051         85,610,667            60,953,434
                                                   -----------   -----------        -----------           -----------


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED JULY 31, 1999, 1998 AND 1997 AND
          CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                                   Deficit
                                          Common                                 Accumulated
                                          Stock                  Additional        in the           Stock
                                        Number of                  Paid in      Developmental    Subscriptions
                                         Shares      Amounts       Capital          Stage          Receivable     Total
                                      -----------   --------      --------      -------------    -------------    -----
Issuance in October 1987 to
 Principal Stockholder                49,000,000    $ 4,900      $               $                $ (4,900)     $
Issuance in October 1987
 for Cash                              3,000,000        300        49,800                             (100)        50,000
Issuance through initial public
 offering of 15,000,000 units in
 February 1988 for cash at
 $.05 per unit, net of issuance
 costs of $220,900                    15,000,000      1,500       527,600                                         529,100
Net loss - 1988                                                                  $(156,821)                      (156,821)
Exercise of Class A
Warrants:
 at $.045 per share                      312,588         31        14,035                                          14,066
 at $0.10 per share                       21,000          2         2,098                                           2,100
Costs related to continuing
 registration of warrants                                         (29,532)                                        (29,532)
Reclassification of common
 stock subject to rescission offer      (333,588)       (33)      (16,133)                                        (16,166)
Net Loss - 1989                                                                   (362,922)                      (362,922)
                                     -----------   --------      --------        ---------        --------      ---------
Balance, July 31, 1989                67,000,000   $  6,700      $547,868        $(519,743)       $ (5,000)     $  29,825
                                     -----------   --------      --------        ---------        --------      ---------

     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED JULY 31, 1999, 1998 AND 1997 AND
          CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional      in the          Stock
                                        Number of                  Paid in    Developmental    Subscription
                                         Shares      Amounts       Capital        Stage         Receivable     Total
                                      -----------   --------      --------    -------------   -------------    -----
Exercise of Class A warrants:
 At $.045 per share                    5,201,205   $    520      $233,534                                   $ 234,054
 At $0.10 per share                      409,000         41        40,859                                      40,900
Exercise of Class B warrants
 At $0.15 per share                       25,000          3         3,747                                       3,750
Costs related to continuing
 registration and solicitation
 of warrants                                                      (24,588)                                    (24,588)
Cash received for stock
 subscription                                                                                    5,000          5,000
Reclassification of common stock
 subject to rescission offer:         (5,635,205)      (564)     (278,140)                                   (278,704)
Charge for stock bonus                                             40,000                                      40,000
Net Loss- 1990                                                                (422,314)                      (422,314)
                                     -----------   --------    ----------    ---------      ----------     ----------
Balance, July 31, 1990                67,000,000   $  6,700    $  563,310    $(942,057)     $              $  372,047
                                     -----------   --------    ----------    ---------      ----------     ----------

    The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED JULY 31, 1999, 1998 AND 1997 AND
         CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987 (DATE 0F INCEPTION)


                                                                                 Deficit
                                                                               Accumulated
                                         Common                  Additional      in the          Stock
                                        Number of     Stock        Paid in    Developmental   Subscriptions
                                         Shares      Amounts       Capital        Stage         Receivable     Total
                                      -----------   --------      --------    -------------   -------------    -----
Sale of 3,297,000 shares
 through private placement
 @ $0.8 per share and                   3,297,000   $    329    $  244,871                                   $  245,200
Exercise of Class A warrants
 @ $0.10 per share                      3,152,472        315       314,933                                      315,248
Exercise of Class B warrants
 at $0.15 per share                        60,000          6         8,994                                        9,000
Costs related to continuing
 registration of warrants                                          (80,607)                                     (80,607)
Reclassification of common stock
 subject to rescission offer:          (3,212,472)      (321)     (323,927)                                    (324,248)
Net Loss- 1991                                                                 $  (354,727)                  $ (354,727)
                                      -----------   --------    ----------     -----------      ----------   ----------
Balance, July 31, 1991                 70,297,000   $  7,029    $ 727,574      $(1,296,784)     $        -   $ (562,181)
                                      -----------   --------    ----------     -----------      ----------   ----------


     The accompanying notes are an integral part of the financial statements

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1999, 1998 AND 1997 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)


                                                                                 Deficit
                                                                               Accumulated
                                         Common                  Additional      in the          Stock
                                        Number of     Stock        Paid in    Developmental   Subscriptions
                                         Shares      Amounts       Capital        Stage         Receivable     Total
                                      -----------   --------      --------    -------------   -------------    -----
Exercise of Class A warrants
 @ $0.10 per share                      3,779,425   $    378    $  377,565                                   $  377,943
Exercise of Class B warrants
 @ $0.15 per share                          4,000          1           599                                          600
Exercise of underwriters warrants          63,000          6         4,719                                        4,725
Costs related to:
Exercise of warrants                                               (33,191)                                     (33,191)
Registration of privately placed
 shares                                                            (55,496)                                     (55,496)
Issuance for: Compensation @ $.065
 per share                                 50,000          5         3,245                                        3,250
Agency fee @ $0.10 per share               25,000          2         2,498                                        2,500
Claim settlement @ $.085 per share          1,000          1            84                                           85
Reclassification of common stock
 subject to possible rescission
 offer:                                 9,181,265        918       618,200                                      619,118
Charge for compensation                                            180,900                                      180,900
Net loss 1992                                                                     (606,508)                    (606,508)
                                      -----------   --------    ----------     -----------      ----------   ----------
Balance, July 31,1992                  83,400,690   $  8,340    $1,826,697     $(1,903,292)     $        -   $  (68,255)
                                      -----------   --------    ----------     -----------      ----------   ----------


    The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1999, 1998 AND 1997 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                                 Deficit
                                                                               Accumulated
                                      Common Stock               Additional      in the
                                        Number of                  Paid in     Development
   Issuance For:                         Shares      Amounts       Capital        Stage          Total
   -------------                      -----------   --------      --------    -------------      -----
Compensation @$.065 per share             100,000   $     10    $    6,490     $              $    6,500
Exercise of Underwriters warrants
 @ .075 per share                         500,000         50        37,450                        37,500
Exercise of Class B Warrants
 at .15 per Share                          13,000          1         1,949                         1,950
Retirement of 8,970,300
Shares of Stock                        (8,970,300)      (897)                                       (897)
Net loss for 1993                                                       --        (470,621)     (470,621)
                                      -----------   --------    ----------     -----------    ----------
Balance July 31, 1993                  75,043,390   $  7,504    $1,872,586     $(2,373,913)   $ (493,882)
                                      -----------   --------    ----------     -----------    ----------


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1999, 1998 AND 1997 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)


                                                                             Deficit
                                                                           Accumulated
                                  Common Stock               Additional      in the
                                    Number of                  Paid in     Development
   Issuance For:                     Shares      Amounts       Capital        Stage          Total
   -------------                  -----------   --------      --------    -------------      -----
Prior period adjustment                                                        369,329       369,329
Net loss for 1994                                                             (342,783)     (342,783)
                                   ----------   --------    ----------     -----------    ----------
Balance July 31,1994               75,043,390   $  7,504    $1,872,586     $(2,347,367)   $ (467,276)
                                   ==========   ========    ==========     ===========    ==========
Issuance for:Compensation
 @.015 per share                    2,000,000        200        29,800                        30,000
Net Loss for 1995                                                             (364,155)     (354,155)
                                   ----------   --------    ----------     -----------    ----------
Balance July 31, 1995              77,043,390   $  7,704    $1,902,386     $(2,701,522)   $ (791,431)
                                   ==========   ========    ==========     ===========    ==========
Issuance for services               2,000,000        200                                      30,000
Issuance for Services                 340,000         34         6,766                         6,800
Private placement                   8,182,833        818                                         818
Retired Shares                     (2,056,566)      (206)      (92,294)                      (95,500)
Net loss for 1996                                                             (275,551)     (275,561)
                                   ----------   --------    ----------     -----------    ----------
Balance July 31, 1996              85,510,667   $  8,551    $2,079,642     $(2,977,073)   $ (888,880)
                                   ==========   ========    ==========     ===========    ==========


     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      YEARS ENDED JULY 31, 1999, 1998 AND 1997 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)

                                                                             Deficit
                                                                           Accumulated
                                  Common Stock               Additional      in the
                                    Number of                  Paid in     Development
   Issuance For:                     Shares      Amounts       Capital        Stage          Total
   -------------                  -----------   --------      --------    -------------      -----
Video Fee                             200,000         20         1,980                         2,000
Legal Fees                          2,548,867        254        37,979                        38,233
Retirement                         (2,548,867)      (254)                                       (254)
Net Loss for 1997                                                             (170,924)     (170,924)
                                  -----------   --------    ----------     -----------    ----------
Balance July 31,1997               85,710,667      8,571     2,119,601      (3,147,997)   (1,019,825)
                                  ===========   ========    ==========     ===========    ==========
Retired                           (24,757,233)   (2,475)                                      (2,475)
                                  -----------   --------    ----------     -----------    ----------
Net Loss for 1998                                                              (96,900)      (96,900)
                                  -----------   --------    ----------     -----------    ----------
Balance July 31, 1998              60,953,434      6,096     2,119,601      (3,244,897)   (1,119,200)
                                  ===========   ========    ==========     ===========    ==========
Net Loss For 1999                           -          -             -        (160,594)     (160,594)
                                  -----------   --------    ----------     -----------    ----------
Balance July 31, 1999              60,953,434      6,096     2,119,601      (3,405,491)   (1,279,794)
                                  -----------   --------    ----------     -----------    ----------


     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                   YEARS ENDED JULY 31, 1999, 1998 AND 1997 AND
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)



                                                                                                  Cumulative
                                                                                                     from
                                                              1999         1998        1997        Inception
                                                           -----------   --------    --------    -------------
Operating activities:
Net Loss                                                    (160,594)      (96,900)  $(170,924)    (3,405,491)
Adjustments to reconcile net loss to net cash used
 in operations Depreciation:                                  12,018        14,475      25,197        171,634
Expenses paid through issuance of common stock by:
    Company                                                        -             -      39,978        175,035
    Principal Stockholder                                          -             -           -        220,900
Changes in operating assets and liabilities:
    Security Deposits                                              -             -       2,000              -
    Prepaid expenses                                                         1,721        (638)             -
    Accounts Payable  Accrued Expenses                      (106,027)       68,225     (36,870)       452,915
                                                           ---------     ---------   ---------    -----------
Net cash used in operating activities                       (254,603)      (12,479)   (141,257)    (2,385,007)

Investing Activities:
    Purchase of furniture and  equipment                           -             -           -       (260,497)
                                                           ---------     ---------   ---------    -----------
Net cash provided by (used in) investing activities                -             -            -      (260,497)

Financing activities:
    Note payable to stockholder: Proceeds                    243,966        26,952     123,800        969,447
    Principal payments                                             -             -      (6,695)       (51,667)
    Proceeds from sale of common stock                             -        (2,475)          -      1,729,760
    Expenditures for costs related to continuing
     registration statement                                        -             -           -              -
    Proceeds from stock subscription  receivable                   -             -           -              -
                                                           ---------     ---------   ---------    -----------
Net cash provided by financing activities                    243,966        24,477     117,105      2,647,540
                                                           ---------     ---------   ---------    -----------
Net increase (decrease) in cash and cash equivalents         (10,637)       11,998     (24,152)         2,038
Cash and cash equivalents, beginning of period                12,675           677      24,828              -
                                                           ---------     ---------   ---------    -----------
Cash and cash equivalents, end of period                       2,038        12,675         676          2,038
                                                           =========     =========   =========    ===========
Supplemental disclosure of cash flow data:Interest paid            -             -          89         32,420



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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of July 31, 1999, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,279,795 as of July 31, 1999 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 1999 and has also generated significant working capital deficiencies from time to time. The limited amount of liquid resources available at July 31, 1999, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to July 31, 1999. However, management believes that the net liquid assets available at July 31, 1999 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to July 31, 1999 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology; marketing costs; and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; the deferral, if necessary, of payments to related parties; government sponsored research grants; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

Note 3 - Furniture and equipment:
         Furniture and equipment consists of the following:

                                            July 31
                                       ----------------       Estimated
                                       1999        1998     Useful Lives
                                       ----        ----     ------------
Useful Lives
Furniture                           $   2,098   $   2,098    7 Years
Equipment                             129,541     129,451    5 Years
Leasehold improvements                  3,947       3,947    3 Years
Patent                                125,000     125,000   15 years
                                    ---------   ---------
                                      260,496     260,496
Less accumulated deprecation         (171,634)   (159,616)
                                    ---------   ---------
Totals                              $ 88,862    $ 100,880
                                    ========    =========

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 4 - Accounts Payable and Accrued expenses:
         Accounts payable and accrued expenses consist of the following:

                                           July 31
                                       ----------------
                                       1999        1998
                                       ----        ----

        Professional fees            $232,832    $264,938
                                     --------    --------
        Payroll                       148,128     148,128
                                     --------    --------
        Other                           7,036      12,410
                                     --------    --------
           Totals                    $387,996    $425,476
                                     ========    ========

Effective April 15, 1994 the Company issued a promissory note, ("the First Note"), to Mr. Anthony Campo, the Chairman of the Board, Executive Vice President, Secretary and Treasurer of the Corporation, to evidence cash advances of $79,300. The First Note provided for an interest rate of 6% on the unpaid balance and was due in equal installments for one-half of the principal amount on April 15, 1996 and the remaining one-half on April 20, 1997. The First Note had warrants attached to purchase 1,666,667 million shares of common stock at an excise price of $0.06 per common share and expired on April 30, 1997. On November 15, 1994 the Company issued a second promissory note ("the Second Note"), to Mr. Campo to evidence additional cash advances to the Company amounting to $100,000. The Second Note provided for an interest rate of 6% on the unpaid balance and was due in equal installments for one-half of the principal amount on April 15, 1997 and the remaining one-half on April 15, 1999. The Second Note had warrants attached to purchase 7,930,000 million shares of common stock at an excise price of $0.01 per common share which were scheduled to expire on April 30, 1999.

Effective March 24, 1995 the Company restructured the obligations under the First Note and the Second Note by issuing a new note payable to Mr. Campo in the amount of $328,500. This restructured note, "the Third Note", provided for interest at a rate of 6% per year on the outstanding principal balance in two equal quarterly installments of principal beginning March 24, 1995 through April 30, 1999.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 5- This Third Note was issued with warrants attached to acquire 32,850,000 shares of common stock at the excise price of $0.01 per share which were scheduled to expire on April 30, 1999.

Effective October 20, 1995 the Company re-negotiated the outstanding debt and interest owed to Mr. Campo under the Third Note . The new note bore interest at 7.5% per year and matured on July 1, 1999. The principal amount of $568,000 plus interest was convertible into common shares of the Company at $.0075 per share. It was also agreed that any additional monies loaned to the Company would bear interest at 7.5% per year. During the year ending July 31, 1999, Mr. Campo loaned an additional $26,952 to the Company.

Accordingly, the balances of the restructured obligations were classified as long-term debt at July 31, 1999 and 1998.

Effective, August 1, 1998 the Company consolidated the outstanding principal and interest owed to Mr. Campo under the Fourth Note with additional cash advances of $102,090 made by Mr. Campo, with accrued interest thereon at 7.5% per annum. The new note in the amount of $807,280 bears interest at 7.5% per annum, matures on August 1, 2000 and carries a conversion feature of one share for each $.0075 of debt converted. As of July 31, 1999, the note balance increased to $917,780. Additional funds were loaned to the Company by Mr. Campo. The additional funds accrued interest at 7.5% per annum.

The Company has defaulted on its principal payment due on August 1, 1999 and on its quarterly interest payments due on November 1, 1998, and February 1, May 1, August 1, and November 1, 1999. As of November 1, 1999, a total of $75,683.00 in unpaid interest is owed to Mr. Campo under the August 1, 1998 Note. Since the Company does not have any revenues, it is doubtful that the Company will be able to pay any interest or principal amounts due under the August 1, 1998 Note until such time as it has operating revenues or raises funds from an independent source, both of which events may not occur at any time. In addition to the right of converting amounts due under the Note into common stock, as described above, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

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

         The Class A warrants were exercisable through October 25, 1992 (as last extended on June 25, 1991) at an exercise price of $.10 per share. Effective for the 60 day period from June 16, 1989, the Company reduced the exercise price of the Class A warrants to $.045 per share. The Class B warrants are exercisable at an exercise price of $.15 per share. There were 3,779,425, 3,152,472, 409,000 and 21,000 Class A warrants exercised in Fiscal year ends 1992, 1991, 1990 and 1989, respectively, at $.10 per share and 5,201,205 and 312,588 Class A warrants exercised in 1990 and 1989, respectively at $.045 per share. The remaining 2,124,310 Class A warrants expired in 1991. There were 13,000,64,000 and 25,000 Class B warrants exercised in 1993, 1991 and 1990, respectively, at $0.15 per share and 500,000 underwriter's warrants exercised in 1993 at $0.075 per share. Proceeds, net of solicitation costs, from exercises of Class A, Class B and underwriter's warrants were credited to stockholders' equity.

         As a result of the exercises and expiration of warrants, the Company had no Class A warrants, 14,898,000 Class B warrants ,and 500,000 underwriter's B warrants outstanding as of July 31, 1999. The Class B warrants are redeemable at any time at the option of the Company at a price of $.0001 per warrant. Holders of the Class B warrants have certain rights with respect to the registration of those warrants under the Securities Act of 1993 (the "1993 Act").

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

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 7 - Income taxes:

         At July 31, 1999, the Company had net operating loss carry forwards of approximately $3,063,468 available to reduce future Federal taxable income, and tax credits of approximately $59,991 available to offset future Federal income tax, that expire from 2003 through 2008.

Note 8 - Commitments:

Registration rights:

The Company is obligated to file and incur the related costs of post-effective amendments to the registration statement under the 1933 Act for its initial public offering covering periods in which any of the Class B stock purchase warrants sold in that offering are exercisable. However, due principally to a lack of funds, the Company does not have a current post-effective amendment on file with the Securities and Exchange Commission that would permit the Company to issue its Common Stock upon exercise of the Class B Warrants, Since the Company's Common Stock has been trading during at least the last two (2) years at considerably below the $.15 exercise price of the Class B Warrants, the Company has not received any notices of exercise of such Class B Warrants. Should the market price of the stock of the Company increase in value to at least 80% of the exercise price of the Warrants (ie. $.12 per share), the Company intends to borrow sufficient funds to pay for the cost of preparation of a post-effective amendment to permit the exercise of the Class B Warrants.

                                List of Exhibits

Exhibit No.                           Exhibit                       Page No.

(3)               Articles of Incorporation and Bylaws*

(10)              Material contracts

         (a)      Key Employee Stock Option Plan*

         (b)      License Agreement between Rotorcam
                  Technology Corp. and Jerome Murray
                  dated October 18, 1992*

         (c)      Assignment of License Agreement*

         (d)      Executive Employment Agreement*
                  by and between Jerome Murray and
                  the registrant**

         (e)      Jecko, Inc. agreement dated August 1, 1989**

         (f)      Renewal of Jecko, Inc. agreement dated
                  November 12, 1989**

         (g)      Amended and Restated Assignment of License
                  Agreement.***

         (h) Amended and Consolidated Promissory Note in the amount of $108,463 from the registrant to the Rotorcam Technology Corp.***

         (i) Amended and Consolidated Promissory Note in the amount of $86,619 from the registrant to Jerome Murray.***

         (j)      First Amendment to Executive Employment
                  Agreement between Jerome Murray and the
                  registrant***

         (k) Lease for 10 Orben Drive, Landing, New Jersey dated July 31, 1991.***

         (l) Renewals of Jecko, Inc. agreement dated April 16,1990, June 27, 1990, November 12, 1990 January 28, 1991 and August 29, 1991. ***

         (m)      Employment agreement by and between James J.
                  Cronin and the registrant.****

         (n)      Option issued by the registrant to James J.
                  Cronin.****

         (o) Amended and Consolidated promissory Note in the amount of $108,463 from the registrant to the Rotorcam Technology Corp.****

         (p) Amended and Consolidated promissory Note in the amount of $86,619 from the registrant to Jerome Murray. ****

         (q) Amended and Consolidated promissory Note in the amount of $116,399 from the registrant to the Rotorcam Technology Corp.****

         (r) Amended and Consolidated promissory Note in the amount of $104,268 from the registrant to Jerome Murray.****

         (s)      Executive Employment Agreement by and between
                  James J. Cronin and the registrant.+

         (t) Agreement by and between Francis Peccoralla and the registrant.+

         (u)      Settlement Agreement between Jerome Murray,
                  Frances Gardiner, Rotorcam Technology
                  Corporation and the registrant.+

         (v)      Proprietary Information and Inventions
                  Agreement by and between Albert J. Richey and the registrant.++

         (w) Revolving Subordinated Note in the amount of $100,000 between Anthony S. Campo and the registrant.++

         (x) Revolving Subordinated Note in the amount of $79,300 between Anthony S. Campo and the registrant.

         (y) Option Agreement between Robert J. Tiernan and the registrant.++

         (z)      Independent Contractor Agreement by and
                  between Joseph 0. Mosca and the registrant.++

         (aa)     Amended & Consolidated Revolving Subordinated
                  Note in the amount of $328,500 between Anthony
                  S.Campo and the registrant.++

         (ab) Lease agreement for Tuxedo Park, NY office dated 10/5/93++

         (ac)     Lease agreement for Stony Brook, NY office dated
                  6/l/94.++

         (ad) Note agreement dated 10/20/95 in the principal amount of $568,000.+++

         (ae) Lease agreement for Islandia, NY laboratory site dated 6/l/94 between Anthony S. Campo and the registrant.+++

         (af) Lease agreement for Huntington, NY laboratory site dated 10/l/95 between Anthony S. Campo and the registrant.+++

         (ag) Promissory Note dated August 1, 1998 from++++ the Company to Mr. Anthony S. Campo.

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

++++ Filed with registrant's Annual Report on Form 10-KSB for the year ended July 31, 1998 and reincorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                                 (Registrant)

                              By: \s\ DWIGHT FOSTER
                                      Dwight Foster
                                      President and Chief Executive Officer

                              Dated:  January 27, 2000

                              By: \S\ ANTHONY S. CAMPO
                                      Anthony S. Campo, Executive Vice
                                      President
                                      Secretary and Treasurer
                                      Chief Financial Officer

                              Dated:  January 27, 2000

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     \S\ ANTHONY S. CAMPO
                                                     Anthony S. Campo,
                                                     Chairman of the Board

                                                     \S\ THOMAS CALTABIANO
                                                     Thomas Caltabiano, Director

                                                     \S\ FRANCIS PECORELLA
                                                     Francis Pecorella, Director

                                                     Dated: January 27, 2000
                                       5