Form 10QSB
period 1999-10-31
MURRAY UNITED DEVELOPMENT CORP
filed 2000-02-01
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1999

                                       or

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
                                   (UNAUDITED)
                                     ASSETS

                                         October 31, 1999      July 31, 1999
                                         ----------------      -------------
Current assets

    Cash & cash equivalents                $    1,338            $     2,038
                                           ----------            -----------

    Total current assets                   $    1,338            $     2,038


Furniture & equipment, at cost, net of
accumulated depreciation                       85,857                 88,862
                                           ----------            -----------

Total Assets                               $   87,195            $    90,900
                                           ==========            ===========

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                   October 31, 1999              July 31, 1999
                                                   ----------------              -------------
Current liabilities:
     Accrued Interest Payable                        $     82,151                 $         -
     Accounts payable and Accrued Expenses                392,996                     387,996
     Note Payable Stockholder                                   -                           -
                                                     ------------                 -----------
    Total current liabilities                             475,147                     387,996

Other liabilities:
     Accrued Interest Payable                                   0                      64,919
     Notes payable-other stockholder                      925,780                     917,780
                                                     ------------                 -----------
    Total other liabilities                               925,780                     982,699
                                                     ------------                 -----------
    Total liabilities                                   1,400,927                   1,370,695
                                                     ------------                 -----------
Stockholders' deficiency:

Common Stock, par value $.0001;
     Authorized 200,000,000 shares;
     issued and outstanding
     60,953,434 shares                                      6,096                       6,096
Additional paid-in capital                              2,119,599                   2,119,599
Deficit accumulated in the development stage           (3,439,427)                 (3,405,490)
                                                     ------------                 -----------
     Total stockholders' deficiency                    (1,313,732)                 (1,279,795)
                                                     ------------                 -----------
     Total Liabilities and Stockholders' Deficiency  $     87,195                 $    90,900
                                                     ============                 ===========

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)

                                                                     CUMULATIVE AMOUNTS
                                          1999          1998           FROM INCEPTION
                                          ----          ----         ------------------
Income
Interest income                       $         -    $         -         $    66,465
                                      -----------    -----------         -----------
Total Income                                    -              -              66,465

Expenses
Research and Development costs                  -         14,750             854,653
Licensing fees stockholder and
  affiliate                                     -              -              57,260
General and administrative expenses        16,704         18,754           2,280,430
Interest expense stockholder and
  affiliate                                17,233         15,254             313,549
                                      -----------    -----------         -----------
Total Expenses                            (33,937)       (48,758)         (3,505,892)
                                      -----------    -----------         -----------
Net loss                              $   (33,937)   $   (48,758)        $(3,439,427)
                                      -----------    -----------         -----------
Net loss per common share             $      (nil)   $      (nil)             (0.056)

Weighted average number of common
  shares outstanding                   60,953,434     60,953,434          60,953,434
                                      -----------    -----------         -----------

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         THREE MONTHS ENDED OCTOBER 31, 1999 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)

                                                                               Deficit Accumulated
                         Common Stock                      Additional Paid     in the Developmental
                        Number of Shares      Amounts        in Capital              Stage                Total
                        ----------------      -------      ---------------     --------------------       -----
Balance July 31, 1999     60,953,434          $  6,096       $ 2,119,599         $  (3,405,490)        $(1,279,795)
Net loss for the three
months ended 10/31/99                                                                  (33,937)            (33,937)
                          ----------          --------       -----------         -------------         -----------
                          60,953,434          $  6,096       $ 2,119,599         $  (3,439,427)       ($ 1,313,732)
                          ----------          --------       -----------         -------------         -----------


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                              Cumulative
                                                              1999             1998         from Inception
                                                           ----------       ----------      --------------
Operating activities:
Net Loss                                                   (33,937)          (48,758)        (3,439,427)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation & Amortization                                  3,005             3,005            174,639
Expenses paid through issuance of common stock by:
    Company                                                      -                              175,035
    Principal Stockholder                                        -                 -            220,900
Changes in operating assets and liabilities:
    Accounts Payable  Accrued Expenses                      22,232          (122,390)           475,148
                                                         ---------          --------        -----------
Net cash used in operating activities                       (8,700)         (168,143)        (2,393,705)
                                                         ---------          --------        -----------
Investing Activities:
    Purchase of furniture and  equipment                         -                 -           (260,497)
                                                         ---------          --------        -----------
Net cash provided by (used in) investing activities              -                 -           (260,497)
                                                         ---------          --------        -----------
Financing activities:
    Note payable to stock holder: Proceeds               $   8,000          $155,468        $   977,447
    Principal payments                                           -                 -            (51,667)
    Proceeds from the issuance of common stock (net)             -                 -          1,729,760
                                                         ---------          --------        -----------
Net cash provided by financing activities                    8,000           155,468          2,655,540
                                                         ---------          --------        -----------
Net increase (decrease) in cash and cash equivalents          (700)          (12,675)                 -
Cash and cash equivalents, beginning of period               2,038            12,675                  -
                                                         ---------          --------        -----------
Cash and cash equivalents, end of period                 $   1,338          $      -        $     1,338
                                                         ---------          --------        -----------
 Supplemental disclosure of cash flow data:
  Interest Paid                                          $       -          $      -        $    32,420
                                                         ---------          --------        -----------

                                        6

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's financial position as of October 31, 1999 and its results of operations and cash flows for the three months ended October 31, 1999. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the 1999 Form 10-KSB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 1999, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,313,732 as of October 31, 1999 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 1999. The limited amount of liquid resources available at October 31, 1999 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to October 31, 1999. However, management believes that the net liquid assets available at October 31, 1999 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to October 31, 1999 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology; marketing costs; and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; the deferral, if necessary, of payments to related parties; government sponsored research grants; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

Note 3 - Related party transactions:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the 1999 Form 10-KSB

Note 4 - Stockholders' Equity:

         Information as to stockholders' equity is set forth in the financial statements in the 1999 Form 10-KSB.

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

         The Company has not derived any revenues from the license or sale of its technology and has incurred cumulative losses from its inception on October 13, 1987 through October 31, 1999 of $3,439,427.

Results Of Operations
---------------------

The Company's revenues from its inception on October 13, 1987 through October 31, 1999 aggregating $66,465 were derived from interest earned. Interest income was negligible in the periods ended October 31, 1999 and October 1998 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653.

Research and development costs decreased to $0 in October 1999 from $14,750 in October 1998. The decrease of $14,750 was due to the lack of funds available for use.The Company had to reduce substantially its research and development activities during 1999 due to liquidity problems.

The cumulative loss from inception includes general and administrative expenses of $2,280,430. General and administrative expenses decreased to $16,704 in 1999 from $18,754 in 1998, or an 11% decrease. Decreased general and administrative expenses can be attributed to lack of funds available for use in October 1999.

The cumulative loss from inception also includes past licensing fees of $0 during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $313,549 on promissory notes payable to the principal stockholders and chairman of the Company. Interest expense increased to $17,233 in the first quarter of 1999 from $15,254 in 1998 primarily as a result of increased loans to the Company.

The net loss of $33,937 in the period ended October 31, 1999 decreased by $14,821 or 30%, over the net loss of $48,758 in 1998. Decreases in general and administrative costs, research and development costs , and interest expense caused the overall increase.

Liquidity And Capital Resources
-------------------------------

At October 31, 1999, the Company had cash and short-term investments totaling $1,338(compared to liquid assets of $2,038 at July 31, 1999), a working capital decrease of $700 (compared with a working capital decrease of $10,637 at July 31, 1999) and a total stockholders' deficiency of $1,313,732(compared to $1,279,795 at July 31, 1999). The stockholders' deficiency increased due to the net loss of $33,937 incurred in the first quarter ended October 31, 1999.

At October 31, 1999, the Company had current liabilities in excess of current assets of $473,809. The Company has not been able to commercially utilize its engine technology to generate any revenue through that date, and as a result, it has suffered recurring losses from operations from inception that have generated the net capital deficiencies at October 31, 1999 as well as July 31, 1999 and significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 1999. Cash flows used by operating activities were $8,700 and $168,143 in October 1999 and October 1998 respectively. The limited amount of liquid resources available at October 31, 1999 ,and the inability to generate operating revenues and cash flows ,raise substantial doubts about the Company's ability to continue as a going concern.

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

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information-None

Item 6. Exhibits and Reports on Form 8-K

         (A) Exhibits

                  Exhibit No.                   Description
                  -----------                   -----------
                        27           October 31, 1999 Financial Data Schedule

         (B) Reports on Form 8-K

                  There were no reports on Form 8-K during the quarter ended October 31, 1999.

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