Form 10QSB
period 2000-01-31
MURRAY UNITED DEVELOPMENT CORP
filed 2000-03-14
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2000

                                       or

 / / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
                         -------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

           Delaware                                     22-2856171
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

P.O. Box 224, Landing, New Jersey                        07850
---------------------------------                      ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (908)  979-3025

                                    No Change
--------------------------------------------------------------------------------
           (Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):
Yes ____  No      X

(2) Has been subject to such filing requirements for the past 90 days.

Yes   X   No ____

60,953,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of March 5, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                  JANUARY 31, 2000   JULY 31, 1999
                                  ----------------   -------------
Current assets
    Cash & cash equivalents           $   301          $ 2,038
                                      -------          -------
    Total current assets                  301            2,038

Furniture & equipment, at
cost, net of accumulated
depreciation                           82,853           88,862
                                      -------          -------
Total Assets                          $83,154          $90,900
                                      =======          =======

     The accompanying notes are an integral part of the financial statements

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                JANUARY 31, 2000   JULY 31,1999
                                                ----------------   ------------
Current liabilities:
     Accrued Interest Payable                    $    99,514        $        --
     Accounts payable and Accrued Expenses           397,996            387,996
                                                 -----------        -----------
    Total current liabilities                        497,510            387,996

Other liabilities:
     Accrued Interest Payable                              0             64,919
     Notes payable-other stockholder                 926,280            917,780
                                                 -----------        -----------
    Total other liabilities                          926,280            982,699
                                                 -----------        -----------
    Total liabilities                              1,423,790          1,370,695
                                                 -----------        -----------
Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     60,953,434 shares                                 6,096              6,096
Additional paid-in capital                         2,119,599          2,119,599
Deficit accumulated in the development stage      (3,466,331)        (3,405,490)
                                                 -----------        -----------
     Total stockholders' deficiency               (1,340,636)        (1,279,795)
                                                 -----------        -----------
     Total Liabilities and Stockholders Equity   $    83,154        $    90,900
                                                 ===========        ===========

     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
                    CUMMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                               CUMULATIVE
                                                              AMOUNTS FROM
                                     2000         1999         INCEPTION
                                     ----         ----         ---------
Income
Interest income                 $        --   $        --      $    66,465
                                                               -----------
Total Income                             --            --           66,465
Expenses
Research and Development costs           --        14,750          854,653
Licensing fees-stockholder and
affiliate                                --            --           57,260
General and administrative
expenses                             26,246        28,675        2,289,972
Interest expense-stockholder
and affiliate                        34,595        30,852          330,911
                                -----------   -----------      -----------
Total Expenses                      (60,841)      (74,277)      (3,532,796)
                                -----------   -----------      -----------
Net loss                        $   (60,841)  $   (74,277)     $(3,466,331)
                                -----------   -----------      -----------
Net loss per common share       $   (nil)     $   (nil)             (0.056)

Weighted average number of
common shares outstanding        60,953,434    60,953,434       60,953,434
                                -----------   -----------      -----------

     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDTIED)

                                             2000       1999
                                             ----       ----

Interest income                            $     --   $     --
Research and Development costs                   --         --
Licensing fees-stockholder and affiliate         --         --
General and administrative expenses           9,542      9,921
Interest expense-stockholder and
affiliate                                    17,362     15,598
                                           --------   --------
Total                                       (26,904)   (25,519)
                                           --------   --------
Net loss                                   $(26,904)  $(25,519)
                                           --------   --------
Net loss per common share                  $ (nil)    $ (nil)
                                           --------   --------

     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIENCY)
                        SIX MONTHS ENDED JANUARY 31, 2000
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                Deficit
                                                                             Accumulated in
                               Common                                             the
                             Stock Number                   Additional        Developmental
                              of Shares      Amounts      Paid in Capital        Stage          Total
                             ------------    -------      ---------------    --------------  -----------
Balance July 31, 1999        60,953,434      $6,096       $2,119,599         $(3,405,490)    $(1,279,795)
Net loss for the six months
ended 01/31/00                                                                   (60,841)        (60,841)
                             ----------      ------       ----------         -----------     -----------
                             60,953,434      $6,096       $2,119,599         $(3,466,331)    $(1,340,636)
                             ----------      ------       ----------         -----------     -----------

     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
                    CUMMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                 Cumulative
                                          2000       1999      from Inception
                                        --------   --------    --------------
Operating activities:
Net Loss                                $(60,841)  $(74,277)    $(3,466,361)
Adjustments to reconcile net loss
to net cash used in operating
activities:
Depreciation                               6,009      6,009         177,643
Expenses paid through issuance of
common stock by:
    Company                                   --         --         175,035
    Principal Stockholder                     --         --         220,900
Changes in operating assets and
liabilities:
    Accounts Payable Accrued Expenses     44,595   (155,268)        497,541
                                        --------   --------     -----------
Net cash used in operating activities    (10,237)  (223,536)     (2,395,242)
                                        --------   --------     -----------
Investing Activities:
    Purchase of furniture and equipment       --         --        (260,497)
                                        --------   --------     -----------
Net cash provided by (used in) investing
activities                                    --         --        (260,497)
                                        --------   --------     -----------
Financing activities:
    Note payable to stock holder:
    Proceeds                               8,500    212,966         977,947
    Principal payments                        --         --         (51,667)
    Proceeds from the issuance of common
    stock (net)                               --         --       1,729,760
                                        --------   --------     -----------
Net cash provided by financing
activities                                 8,500    212,966       2,656,040
                                        --------   --------     -----------
Net increase (decrease) in cash and cash
equivalents                               (1,737)   (10,570)            301
Cash and cash equivalents, beginning of
period                                     2,038     12,675              --
                                        --------   --------     -----------
Cash and cash equivalents, end of
period                                  $    301   $  2,105     $       301
                                        --------   --------     -----------

     The accompanying notes are an integral part of the financial statements

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals necessary to present fairly the Company's financial position as of January 31,2000 and its results of operations and cash flows for the six months ended January 31,2000. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the 1999 Form 10-KSB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of January 31,2000, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $3,466,331 as of January 31,2000 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31,2000. The limited amount of liquid resources available at January 31,2000 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to January 31,2000. However, management believes that the net liquid assets available at January 31, 2000 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to January 31,2000 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology; marketing costs; and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants ,14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; the deferral, if necessary, of payments to related parties; government sponsored research grants; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

The Company has not derived any revenues from the license or sale of its technology and has incurred cumulative losses from its inception on October 13, 1987 through January 31, 2000 of $3,466,311.

Results Of Operations

The Company's revenues from its inception on October 13, 1987 through January 31,2000 aggregating $66,465 were derived from interest earned. Interest income was negligible in the periods ended January 31,2000 and January 31,1999 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653.Research and development costs decreased to $0 in January 2000 from $14,750 in January 1999. The decrease of $14,750 was due to lack of funds available for use. The Company had to reduce substantially its research and development activities due to liquidity problems.

The cumulative loss from inception includes general and administrative expenses of $2,289,972. General and administrative expenses decreased to $26,246 in January 2000 from $28,675 in 1999, or a 8% decrease. Decreased general and administrative expenses can be attributed to lack of funds available.

The cumulative loss from inception also includes past licensing fees of $0 during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $330,911 on promissory notes payable to the principal stockholders and chairman of the Company. Interest expense increased to $34,595 in the second quarter of 2000 from $30,852 in 1999 primarily as a result of increased loans to the Company.

The net loss of $60,841 in the period ended January 31, 2000 decreased by $13,436 or 18%, over the net loss of $74,277 in 1999. Decreases in general and administrative costs, research and development costs caused the overall decrease.

Liquidity And Capital Resources

At January 31,2000, the Company had cash and short-term investments totaling $301(compared to liquid assets of $2,038 at July 31, 1999), a working capital decrease of $1,737 (compared with a working capital decrease of $10,637 at July 31, 1999) and a total stockholders' deficiency of $1,340,636(compared to $1,279,795 at July 31, 1999). The stockholders' deficiency increased due to the net loss of $60,841 incurred in the six months ended January 31,2000.

At January 31,2000, the Company had current liabilities in excess of current assets of $497,209. The Company has not been able to commercially utilize its engine technology to generate any revenue through that date, and as a result, it has suffered recurring losses from operations from inception that have generated the net capital deficiencies at January 31,2000 as well as July 31, 1999 and significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31,2000. Cash flows used by operating activities were $10,237 and $223,536 in January 2000 and January 1999, respectively. The limited amount of liquid resources available at January 31,2000,and the inability to generate operating revenues and cash flows, raise substantial doubts about the Company's ability to continue as a going concern.

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

In view of the projected extended period of time that Management estimates it will take to complete the Second and Third Prototypes, assuming that funding becomes available to complete such prototypes, of which there can be no assurances, Management is presently seeking opportunities that will permit the Company to diversify into businesses in addition to the Rotocam Engine. The Company's current diversification efforts are focused on two recently formed businesses owned jointly by Mr. Anthony Campo, the Chairman of the Company, and Mr. Dwight Foster, the President of the Company (the "Campo-Foster Businesses").

One of such businesses manufactures and distributes a line of commercial degreasers that are environmentally safe and are not harmful to contact surfaces or users. Products will be marketed to the automotive, restaurant, marine, airline and other industries. Although this company has begun sales, it has not achieved significant revenues to date. The second Campo-Foster Business is presently engaged in researching and developing an emissions neutralizer control system that would counteract the pollutants generated by fuel burning devices and equipment.

In one of or both of the Campo-Foster Businesses begins to achieve profitability, Messrs. Campo and Foster plan to merge such profitable business(es) into the Company. Any such transaction would be approved by the disinterested members of the Board of the Company.

Each of the Campo-Foster Businesses is an early stage company, and there can be no assurances that either of them will achieve profitability at any time. Therefore, shareholders should not assume that a merger of one or both of these businesses into the Company will occur at any time. Moreover, the Company has not entered into a binding agreement with Messrs. Campo and Foster, and, therefore, Messrs. Campo and Foster are not legally obligated to proceed with a merger even if profitability of the Foster-Campo Businesses is achieved.

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

The Company has defaulted on its principal payment due on August 1, 1999 as well on the quarterly interest payments due on November 1,1998, February 1, May 1, August 1 and November 1,1999, and February 1,2000. As of February 1,2000, a total of $90,819 in unpaid interest was owed to Mr. Campo under the August 1, 1998 note. Since the Company does not have any revenues, it is doubtful that the Company will be able to pay any interest or principal amounts due under the August 1, 1998 note until such time as it has operating revenues, or raises funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 1998 Note into one share of common stock of the Company for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable. Since the date of the note, Mr. Campo has loaned an additional $119,000. The additional funds bear interest at 7.5% per annum. An additional $8,695 of accrued interest is due on the additional loans.

Item 4. Submission of Matters to a Vote of Security Holders -None

Item 5. Other Information-None

Item 6. Exhibits and Reports on Form 8-K

         (A) Exhibits

              Exhibit No.                         Description
              -----------                         -----------
              27                        January 31, 2000 Financial Data Schedule

         (B) Reports on Form 8-K

              There were no reports on Form 8-K during the quarter ended January 31, 2000.

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

                                        MURRAY UNITED DEVELOPMENT CORPORATION
                                                     (Registrant)

                                                        By: /S/ Dwight Foster
                                                            -----------------
                                        President and Chief Executive Officer

                                                         Dated: March 7, 2000

                                                     By: /S/ Anthony S. Campo
                                                         --------------------
                                  Anthony S. Campo,  Executive Vice President
                                                      Secretary and Treasurer
                                                      Chief Financial Officer

                                                         Dated: March 7, 2000

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     /S/ Anthony S. Campo
                                                     --------------------
                                                     Anthony S. Campo,
                                                     Chairman of the Board

                                                     /S/ Thomas Caltabiano
                                                     ---------------------
                                                     Thomas Caltabiano, Director

                                                     /S/ Francis Pecorella
                                                     ---------------------
                                                     Francis Pecorella, Director

                                                     Dated: March 7, 2000

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION

  27               Financial Data Schedule        Filed herewith electronically