Form 10QSB/A
period 1999-01-31
MURRAY UNITED DEVELOPMENT CORP
filed 2000-04-13
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

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

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):
Yes X  No ____

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

                                  Dated: April 12, 2000

                                  By: /S/ Anthony S. Campo
                                      ------------------------------------------
                                      Anthony S. Campo, Executive Vice President
                                      Secretary and Treasurer
                                      Chief Financial Officer

                                  Dated: April 12, 2000

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

                                      /S/ Anthony S. Campo
                                      -------------------------
                                          Anthony S. Campo,
                                          Chairman of the Board

                                      /S/ Dwight Foster
                                      -------------------------------
                                         Dwight Foster, Director

                                      /S/ Francis Pecorella
                                      -------------------------------
                                          Francis Pecorella, Director

                                      Dated: April 12, 2000

                                 EXHIBIT INDEX

Exhibit                          Description
-------                          -----------
    27                 Financial Data Schedule   Filed herewith electronically