Form 10QSB
period 2000-04-30
MURRAY UNITED DEVELOPMENT CORP
filed 2000-06-12
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2000

                                       or

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

Yes     X         No ____.

(2) Has been subject to such filing requirements for the past 90 days.

Yes      X        No ____

63,453,434 shares of the registrant's Common Stock ,par value $.0001 per share, were outstanding as of April 30, 2000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                          April 30,2000           July 31,1999
                                          -------------           ------------
Current assets
    Cash & cash equivalents               $         247           $      2,038

    Total current assets                            247                  2,038
                                          -------------           ------------

Furniture & equipment, at cost, net
of accumulated depreciation                      79,849                 88,862
                                          -------------           ------------

Total Assets                              $      80,096           $     90,900
                                          =============           ============

    The accompanying notes are an integral part of the financial statements.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                                   (UNAUDITED)
                                LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY

                                                           April 30, 2000           July 31,1999
                                                           --------------           ------------
Current liabilities:
    Accounts payable and Accrued Expenses                  $      362,731           $    387,995
    Note payable-Stockholder                                            -                      -
    Accrued Interest payable                                            -                      -
                                                           --------------           ------------
    Total current liabilities                                     362,731                387,995

Other liabilities:
    Accrued Interest Payable                                      118,014                 64,919
    Notes payable-other stockholder                               994,925                917,780
                                                           --------------           ------------
    Total other liabilities                                     1,112,939                982,699
                                                           --------------           ------------
    Total liabilities                                           1,475,670              1,370,694
                                                           --------------           ------------
Stockholders' deficiency:

Common Stock, par value $.0001:
    Authorized 200,000,000 shares; issued and
    outstanding 63,453,434 and 63,453,434 shares                    6,346                  6,346
Additional paid-in capital                                      2,169,351              2,169,351
Deficit accumulated in the development stage                   (3,571,271)            (3,455,491)
                                                           --------------           ------------
     Total stockholders' deficiency                            (1,395,574)            (1,279,794)
                                                           --------------           ------------
     Total Liabilities and Stockholders' Equity            $       80,096           $     90,900
                                                           ==============           ============

The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED APRIL 30, 2000 AND 1999
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)

                               FOR THE NINE MONTHS
                                 ENDED APRIL 30

                                                   2000              1999           Inception
                                                   ----              ----           ---------
INCOME
Interest income                                  $        -       $        -      $    66,465
                                                 ----------       ----------      -----------
Totals                                           $        -       $        -      $    66,465

EXPENSES
Research and Development costs                            -           14,750          854,654
Licensing fees - stock holder and affiliate               -                -           57,260
General and administrative expenses                  62,685           57,710        2,376,411
Interest expense - stock holder and affiliate        53,095           47,748          349,411
                                                 ----------       ----------      -----------
Total Expenses                                      115,780          120,208        3,637,736
                                                 ----------       ----------      -----------
Net loss                                         $(115,780)       $ (120,208)     $(3,571,271)
                                                 =========        ==========      ===========

     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

                           THREE MONTHS ENDED APRIL 30

                                                        2000          1999
                                                        ----          ----
Interest income                                      $      -      $      -
Research and Development costs                              -             -
Licensing fees-stock holder and affiliate                   -             -
General and administrative expenses                    36,439        28,035
Interest expense-stock holder and affiliate            18,500        16,896
                                                     --------      --------
Total Expenses                                        (54,939)      (44,931)
                                                     --------      --------
Net loss                                             $(54,939)     $(44,931)
                                                     --------      --------
Net loss per common share                            $   (nil)     $   (nil)

     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  NINE MONTHS ENDED APRIL 30, 2000 AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE 0F INCEPTION)
                                   (UNAUDITED)

                                                                                Deficit
                                                                             Accumulated in
                                  +Common                      Additional          the
                                Stock Number                   Paid in        Development
Issuance For:                    of Shares        Amounts      Capital           Stage             Total
-------------                    ---------        -------      -------           -----          -----------
Balance July 31, 1999           63,453,434        $ 6,346      $2,169,351     $(3,455,491)      $(1,279,794)

Net loss for the nine months
ended April 30, 2000                                                             (115,780)         (115,780)
                                ----------        -------      ----------     -----------       -----------
Balance, April 30, 2000         63,453,434          6,346       2,169,351      (3,571,271)       (1,395,574)
                                ==========        =======      ==========     ===========       ===========

     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED APRIL 30, 2000 and 1999
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                           NINE MONTHS ENDED APRIL 30,

                                                                                                            Cumulative
                                                                          2000            1999            from Inception
                                                                      -------------- --------------       --------------
Operating activities:
Net Loss                                                                  (115,780)       (129,208)          (3,571,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                 9,014           9,014              180,648
Expenses paid through issuance of common stock by:
    Company                                                                                                     225,035
    Principal Stockholder                                                        -               -              220,900
Changes in operating assets and liabilities:
    Security Deposits                                                                                                 -
    Prepaid expenses
    Accounts Payable and  Accrued Expenses                                  27,830        (133,372)             480,745
                                                                      ------------      -----------         -----------
Net cash used in operating activities                                      (78,936)       (253,566)          (2,463,943)
                                                                      ------------      -----------         -----------
Investing Activities:
    Purchase of furniture and  equipment                                         -               -             (260,497)
                                                                      ------------      -----------         -----------
Net cash provided by (used in) investing activities                              -               -             (260,497)
                                                                      ------------      -----------         -----------
Financing activities:
    Note payable to stock holder: Proceeds                               $  77,145       $ 241,966          $ 1,046,592
    Principal payments                                                                                          (51,667)
    Proceeds from the issuance of common stock                                   -               -            1,729,760
                                                                      ------------      -----------         -----------
Net cash provided by financing activities                                   77,145         241,966            2,724,685
                                                                      ------------      -----------         -----------
Net increase (decrease) in cash and cash equivalents                        (1,791)         (2,600)                 247
Cash and cash equivalents, beginning of period                               2,038          12,675                    -
                                                                      ------------      -----------         -----------
Cash and cash equivalents, end of period                                 $     247       $  10,075          $       247
                                                                      ------------      -----------         -----------
Supplemental disclosure of cash flow data:Interest paid                  $       -       $       -          $         -
                                                                      ------------      -----------         -----------

    The accompanying notes are an integral part of the financial statements.

                         NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of April 30, 2000 and its results of operations and cash flows for the nine months ended April 30, 2000. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the 1999 Form 10-KSB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of April 30, 2000, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,395,574 as of April 30, 2000 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2000. The limited amount of liquid resources available at April 30, 2000 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to April 30, 2000. However, management believes that the net liquid assets available at April 30, 2000 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to April 30, 2000 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology; marketing costs; and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; the deferral, if necessary, of payments to related parties; government sponsored research grants; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

Note 3 - Related party transactions:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the 1999 Form 10-KSB

Note 4 - Stockholder's Equity:

         Information as to stockholders' equity is set forth in the financial statements in the 1999 Form 10-K.

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

The Company has not derived any revenues from the license or sale of its technology and has incurred cumulative losses from its inception on October 13, 1987 through April 30, 2000 of $3,571,271.

Results Of Operations

The Company's revenues from its inception on October 13, 1987 through April 30,2000 aggregating $66,465 were derived from interest earned. Interest income was negligible in the periods ended April 30, 2000 and April 30, 1999 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,654.Research and development costs decreased to $0 in April 2000 from $14,750 in April 1999. The decrease of $14,750 was due to lack of funds available for use.The Company had to reduce substantially its research and development activities during 1999 due to liquidity problems.

The cumulative loss from inception includes general and administrative expenses of $2,376,411. General and administrative expenses increased to $62,685 in 2000 from $57,710 in 1999 or a 9% increase. Increased general and administrative expenses can be attributed to additional capital available to retain legal and other professional services.

The cumulative loss from inception also includes past licensing fees of $0 during the period, and cumulatively, $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $349,411 on promissory notes payable to the principal stockholder and chairman of the Company. Interest expense increased to $53,095 in April 30, 2000 from $47,748 in 1999 primarily as a result of the chairman's increased loans to the Company.

The net loss of $115,780 in the period ended April 30, 2000 decreased by $4,428, or 4%, over the net loss of $120,208 in 1999. Decreases in research and development costs caused the overall decrease.

Liquidity And Capital Resources

At April 30, 2000, the Company had cash and short-term investments totaling $247(compared to liquid assets of $2,038 at July 31, 1999), a working capital decrease of $1,791 (compared with working capital decrease of $10,637 at July 31, 1999) and a total stockholders' deficiency of $1,395,574 (compared to $1,279,794 at July 31, 1999). The stockholders' deficiency increased due to the net loss of $54,939 incurred in the third quarter.

At April 30, 2000, the Company had current liabilities in excess of current assets of $362,484. The Company has not been able to commercially utilize its engine technology to generate any revenue through that date, and as a result, it has suffered recurring losses from operations from inception that have generated the net capital deficiencies at April 30, 2000 as well as July 31, 1999 and significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2000. Cash flows used by operating activities were $78,936 and $253,566 in April 2000 and April 1999, respectively. The limited amount of liquid resources available at April 30, 2000, and the inability to generate operating revenues and cash flows, raise substantial doubts about the Company's ability to continue as a going concern.

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

The Company has also recently filed a registration statement with the SEC to permit holders of the Company's 15,398,000 outstanding Class B Warrants to exercise such warrants. The registration statement was declared effective by the SEC on May 3, 2000. If all 15,398,000 Class B Warrants are exercised, the Company will receive approximately $2.3 million in net proceeds. If the Company receives less than the full net proceeds of $2.3 million, it will use the first $375,000 of such net proceeds to produce the Second Prototype and will use approximately 65% of any net proceeds in excess of $375,000 for the construction of the Third Prototype. The balance of such net proceeds will be used for working capital and to repay indebtedness to the Chairman of the Company. Other possible sources for funding the construction of the Second Prototype include an offering of the Company's equity securities,or borrowing from private sources.

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

One of such businesses manufactures and distributes a line of commercial degreasers that are environmentally safe and are not harmful to contact surfaces or users. Products will be marketed to the automotive, restaurant, marine, airlines and other industries. Although the company has begun sales, it has not achieved significant revenues to date. The second Campo-Foster Business is presently engaged in researching and developing an emission neutralizer control system that would counteract the pollutants generated by fuel burning devices and equipment.

If one or both of the Campo-Foster Businesses begins to achieve profitability, Messrs, Campo and Foster plan to merge such profitable business(es) into the Company. Any such transaction would be approved by the disinterested members of the Board of the Company.

Each of the Campo-Foster Businesses is an early stage company, and there can be no assurances that either of them will achieve profitability at any time. Therefore, shareholders should not assume that a merger of one or both of these businesses into the Company will occur at any time. Moreover, the Company has not entered into a binding agreement with Messrs. Campo and Foster, and, therefore, Messrs. Campo and Foster are not legally obligated to proceed with a merger even if profitability of the Foster-Campo Business is achieved.

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

The Company has defaulted on its principal payment due on August 1, 1999 as well on the quarterly interest payments due on November 1,1998, and February 1, May 1, August 1, and November 1, 1999, and February 1 and May 1,2000. As of May 1, 2000, a total of $105,956 in unpaid interest was owed to Mr. Campo under the August 1, 1998 note. Since the Company does not have any revenues, it is doubtful that the Company will be able to pay any interest or principal amounts due under the August 1, 1998 note until such time as it has operating revenues, or raises funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 1998 Note into one share of common stock of the Company for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable. Since the date of the note, Mr. Campo has loaned an additional $187,645. The additional funds bear interest at 7.5% per annum. An additional $12,058 of accrued interest is due on the additional loans.

Item 4. Submission of Matters to a Vote of Security Holders -None

Item 5. Other Information-None

Item 6. Exhibits and Reports on Form 8-K

         (A) Exhibits

                  Exhibit No.                     Description
                  -----------                     -----------
                        27              April 30, 2000 Financial Data Schedule

         (B) Reports on Form 8-K

     There were no reports on Form 8-K during the quarter  ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MURRAY UNITED DEVELOPMENT CORPORATION
                                 -------------------------------------
                                              (Registrant)

                                 By: /S/ Dwight Foster
                                     -----------------
                                     President and Chief Executive Officer

                                                Dated: June 9, 2000

                                 By: /S/ Anthony S. Campo
                                     --------------------
                                     Anthony S. Campo, Executive Vice President
                                     Secretary and Treasurer
                                     Chief Financial Officer

                                                Dated: June 9, 2000

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

                                                     /S/ Anthony S. Campo
                                                     --------------------
                                                     Anthony S. Campo,
                                                     Chairman of the Board

                                                     /S/ Dwight Foster
                                                     ---------------------
                                                     Dwight Foster, Director

                                                     /S/ Francis Pecorella
                                                     ---------------------
                                                     Francis Pecorella, Director

                                                     Dated: June 9, 20000

EXHIBIT INDEX

Exhibit No.                          Description
-----------                          ------------
    27                Financial Data Schedule   Filed herewith electronically