Form 10KSB40
period 2000-07-31
MURRAY UNITED DEVELOPMENT CORP
filed 2000-10-27
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended July 31, 2000

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from __________________  to _____________.

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

Registrant's telephone number, including area code(908) 979-3025

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive information or proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The Registrant did not have any revenues during its fiscal year ended July 31, 2000.

As of October 17, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as computed by reference to the average bid and asked price of such stock on that date was approximately $4,286,609.

63,453,434 shares of the registrant's Common Stock were outstanding as of October 17, 2000.

Transitional Small Business Disclosure Format:

Yes [ ]   No  [X]

Documents incorporated by Reference: NONE

INDEX TO FORM 10-KSB  -- PARTS I - III
                                                                  Page
                                                                  ----
Part I
         -  Item 1.     Description of Business                      4
         -  Item 2.     Description of Property                     11
         -  Item 3.     Legal Proceedings                           11
         -  Item 4.     Submission of Matters to a
                        Vote of Security Holders                    11

Part II
         -  Item 5.     Market for Common Equity and
                        Related Stockholder Matters                 11
         -  Item 6.     Management's Discussion and
                        Analysis or Plan of Operation               12
         -  Item 7.     Financial Statements                        17
         -  Item 8.     Changes in and Disagreements
                        With Accountants on Accounting
                        and Financial Disclosure                    17
Part III
         -  Item 9.     Directors, Executive Officers,
                        Promoters and Control Persons;
                        Compliance with Section 16(a)
                        of the Exchange Act                         19
         -  Item 10.    Executive Compensation                      21
         -  Item 11.    Security Ownership of Certain
                        Beneficial Owners and Management            22
         -  Item 12.    Certain Relationships and Related
                        Transactions                                23
         -  Item 13.    Exhibits, List and Reports on
                        Form 8-K                                    24
                        Signatures                                  26
                        Index to Exhibits                           27

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

         Murray United Development Corporation (sometimes referred to in this Report as the "Company") is a development stage corporation formed under Delaware law on October 13, 1987 to exploit commercially an internal combustion engine (referred to in this Report as the "Rotorcam Engine") that would run on fuels other than gasoline, that would have significantly fewer parts, and that would be lighter and operate more efficiently than conventional internal combustion engines. Although the Rotorcam Engine is an internal combustion engine, it differs from existing engines in that its four cylinders lie radially, ninety degrees apart and rotate around the engine's central axis. The Rotorcam Engine's cylinders radiate outward from a central axle like the spokes of a wheel with the heads of the cylinders pointing inward. At the end of each piston arm is a small wheel which runs along the inside of a large flat ring that encloses the whole engine. The ring is oval in shape so that, when the cylinders rotate around the central axle, the pistons are pushed in and out as the wheels roll from the narrow part of the oval ring to the wide part. As they rotate, a large port in each cylinder successively passes apertures through which the air-fuel mixture enters and exhaust gases exit.

         In October 1987 we acquired from our predecessor, Rotorcam Technology Corp., an assignment of license under which we obtained the exclusive right and license to exploit all existing technology relating to the Rotorcam Engine, which had previously been licensed to Rotorcam Technology Corp. by one of our former officers.

         In July l993 we filed a lawsuit against two of our former officers and directors (referred to herein as the "Murrays"). On November 18, 1993 we entered into a settlement agreement terminating the litigation, under which we agreed to pay to the Murrays $75,000, subject to certain contingencies, and to deliver a promissory note in the principal amount of $50,000. In return, the Murrays agreed to return to the Company ten million shares of Common Stock of the Company that the Murrays owned at such time and to transfer to the Company title to all of their patents for the Rotorcam Engine.

         Subsequently, certain of our shareholders brought a class action lawsuit against the Murrays in the Superior Court of Morris County, New Jersey, alleging fraud and misrepresentation. On June

25, 1996 a Stipulation of Settlement was executed by us, the plaintiff class and the Murrays, and on September 24, 1996 the Court approved the settlement under which we paid the Murrays $26,769 and received in return, on behalf of our shareholders, 27,306,100 shares of our Common Stock that were previously owned by the Murrays. Of the 27,306,100 shares tendered by the Murrays, 2,548,867 were transferred to the law firm that represented the plaintiff class in partial payment of their legal fees and disbursements, and we cancelled the remaining 24,757,233 shares.

         We continue to believe that pollution and depleting petroleum resources continue to stimulate commercial interest in engines designed to run on alternative fuels. Although numerous alternative engines have been researched and developed by both the government and the private sectors, none has received widespread commercial acceptance. We have been engaged in the research, design and development of the Rotorcam Engine technology since our inception in 1988. Since inception, we have spent, all together, approximately $840,000 on such research and development. However, due principally to a shortage of operating funds, we did not incur any expenses for research and development costs during our fiscal years ended July 31, 2000 or 1998, and we incurred only $14,750 during our fiscal year ended July 31, 1999.

         From March 1988 through December 1989, we carried out the design and production of a prototype of the Rotorcam Engine. In January 1990 we tested the Rotorcam Engine using gasoline fuel. The Rotorcam Engine achieved combustion, operated under its own power and maintained a stable speed. After this testing, we made certain modifications to the Rotorcam Engine and resumed testing to obtain additional performance information and engineering data for further development. Design changes to the prototype that we implemented in the latter part of 1992 reduced the availability of the Rotorcam Engine for demonstration purposes and the gathering of engineering data. We subsequently retrofitted the prototype with new components, thereby restoring it to demonstrator status. In September 1995 we successfully converted the engine to operate on propane, and it has continued to operate on propane to date.

         In March 1997 we entered into an agreement with the U.S. Merchant Marine Academy at Kings Point, New York to house the Rotorcam Engine and related equipment at the Academy's engineering and teaching facilities. We agreed to pay the Academy $200 per month for one year for use of its facilities. The Academy agreed to assist us with its preliminary analysis of the Rotorcam Engine and to provide us with a letter of support in order to assist us in acquiring research grants.

         In July 1998 we entered into an agreement with the Southwest Research Institute of San Antonio, Texas ("SRI"). SRI is generally considered to be one of the country's foremost independent research institutes with approximately 2,500 scientists, engineers and support personnel. SRI conducts an average of 1,500 nationally and internationally sponsored projects each year. Under our agreement with SRI, SRI agreed to provide an engineering study of the Rotorcam Engine at a cost of $9,750. SRI's study included an evaluation of existing Rotorcam Engine hardware and data, including test data on the current prototype, and design and analytical data that we had obtained to date. In addition, SRI agreed to prepare an evaluation report summarizing its findings and a technical and cost proposal for the next phase of work. In September 1998, with the agreement and consent of the Merchant Marine Academy, we moved the Rotorcam Engine from the Academy to SRI's facility in San Antonio, Texas.

         In December 1998, SRI issued its report on the results of the testing of the Rotorcam Engine (the "Report"). In the Report, SRI concluded that there were three (3) significant advantages of the Rotorcam Engine over conventional reciprocating engines: higher torque at a specified rpm, a potential of improved cycle efficiency and energy savings, and the improvement of overall efficiency and packaging resulting from the ability to eliminate a gear box. However, SRI also concluded that certain advantages of the Rotorcam Engine that we had previously believed existed, based on our prior research, were not supported by the evidence that it had gathered during its review. In particular, SRI concluded that the prototype did not necessarily possess advantages over conventional reciprocating engines with respect to high power-to-weight ratio, low manufacturing and maintenance costs, improved packaging, multi- fuel potential, and variable compression ratio. In addition to its findings, the Report recommended potential applications for the Rotorcam Engine, including off-road power equipment, utility equipment and gensets.

         In response to the Report, assuming funding becomes available, which we cannot provide you any assurances will happen, we have determined to redesign and rebuild a second generation prototype of the Rotorcam Engine ("Second Prototype") to address the issues raised by SRI in its Report. We estimate that the cost of such Second Prototype will be approximately $350,000 to $375,000 and that it will take approximately 15 to 18 months from the time such funding becomes available to complete. The development work on the Second Prototype will address substantially all of the technical problems of the first prototype and be divided into six (6) phases:

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

Phase V Assembling the Second Prototype in preparation for a test program, the objective of which would be to evaluate the capability of the Rotorcam Engine for producing power and torque, engine speed range over which the engine can be successfully operated, fuel economy and emissions of key exhaust pollutants; and

Phase VI Testing the Second Prototype to evaluate key performance measurements, including engine rotating speed and torque, mass air flow, mass fuel flow, exhaust temperature, exhaust oxygen concentration and gaseous emissions.

         If the Second Prototype shows clear advantages of the Rotorcam Engine over conventional reciprocating engines in a specific market, and if the necessary funds are then available, we plan to commission the development of a third prototype ("Third Prototype") of the engine. The Third Prototype would be designed to address the performance, cost, reliability and producability issues associated with selected markets.

         We estimate that the cost to develop such a Third Prototype would be between $2 million and $3 million and that it would take between 18 to 24 months from the time the Second Prototype is completed and such funding becomes available to complete. During this phase of development we plan to commission the production of several variations of the Third Prototype that would be used for different purposes, including performance development, durability assessment, and demonstrators to be used in field testing.

         We are attempting to locate a funding source for the $350,000 to $375,000 amount required to complete the Second Prototype. Possible sources for funding include exercise of our 15,398,000 outstanding Class B Warrants, an offering of the Company's equity securities, and/or borrowing from private sources. We intend to attempt to raise the funds necessary to complete the Second Prototype from such sources, but we cannot give you any assurances that we will be able to do so. If we are unable to raise such funds, we may never be able to further develop the Rotorcam Engine.

         On April 20, 2000, we filed a Registration Statement with the United States Securities and Exchange Commission ("SEC"), which became effective on May 3, 2000. The Registration Statement, together with the qualification or exemptions from qualification obtained in several states where holders of our class B Warrants reside, permit such holders to exercise their Class B Warrants under the laws of the United States and those states where we have either qualified or obtained an exemption from qualifying the shares of our Common Stock for which the Warrants are exercisable. To date, none of such Class B Warrant holders have exercised their Class B Warrants due principally to the fact that the market price of our Common Stock has been lower than the exercise price of the Class B Warrants since the effective date of the Registration Statement. Unless the market price of our Common Stock shall exceed the exercise price of the Class B warrants in the future, it is unlikely that any of the holders of such Warrants will exercise them, and we may not be able to raise the funds needed to develop the Second Prototype from such source.

         We believe that if the Second Prototype is successfully completed, we will be able to raise sufficient funds to complete the Third Prototype from research grants, proceeds of the sale of our Common Stock upon exercise of our Class B Warrants, licensing fees and/or equity financing. However, since a decision to proceed with a Third Prototype will depend on the results obtained from the Second Prototype, we cannot give you any assurances that we will decide to build a Third Prototype or that we will, in fact, be able to obtain sufficient funds to complete the Third Prototype. Since a Third Prototype is essential to our ability to market the Rotorcam Engine, if we determine that it is not advisable to produce the Third Prototype, or if we are financially unable to do so, we may never be able to successfully market the Rotocam Engine.

         In view of the projected extended period of time that we estimate it will take to complete the Second and Third Prototypes, assuming that we are able to obtain the funds to complete such prototypes, of which we cannot provide you any assurances, we are presently seeking opportunities that will permit us to diversify into businesses in addition to the Rotocam Engine. Our current diversification efforts are focused on two recently formed businesses owned jointly by Mr. Anthony Campo, the Chairman of the Company, and Mr. Dwight Foster, the President of the Company.

         One of the Campo-Foster businesses manufactures and distributes a line commercial degreasers that are environmentally safe and are not harmful to contact surfaces or users. Products will be marketed to the automotive, restaurant, marine, airline and other industries. Although this company has begun sales, it has not achieved significant revenues to date. The second Campo-Foster business is presently engaged in researching and developing an emissions neutralizer control system that would counteract the pollutants generated by fuel burning devices and equipment.

         If one of or both of the Campo-Foster businesses begins to achieve profitability, Messrs. Campo and Foster plan to make an offer to the Company to merge such profitable business(es) into the Company. Any such transaction would be approved by the disinterested members of our Board of Directors.

         Each of the Campo-Foster businesses is an early stage company, and we cannot provide you with any assurances that either of them will achieve profitability at any time. Therefore, shareholders should not assume that we will merge with both or even one of these businesses at any time. Moreover, we have not entered into a binding agreement with Messrs. Campo and Foster, and, therefore, they are not legally obligated to proceed with a merger even if the Foster-Campo businesses achieve profitability. In addition, we cannot provide you with any assurances that the Company will be able to agree with Mr. Campo and Mr. Foster on the terms of any such merger.

MARKETING

         If we are able to raise the capital needed to complete the Third Prototype, then, during the period in which the Third Prototype is being developed, we intend to determine appropriate markets for the Rotorcam Engine. Based on SRI's Report, we currently believe that a market is available for the Rotorcam Engine in off-road terrain equipment, such as earth-moving farm equipment, tanks, pony engines, marine engines, generators, and co- generation systems that are used to cool, as well as to provide an electrical power source for, home and industry. If we are successful in our attempts to produce an engine that is commercially viable, we intend to attempt to enter into licensing or contract manufacturing arrangements with other companies for production and sale of the Rotorcam Engine.

COMPETITION

         We believe that competition in the alternative engine market is intense and that we are competing with other entities that have financial and other resources far greater than our own. Our research and development efforts are competing directly with major automobile manufacturers as well as with other commercial and industrial companies that have established and well financed research and development efforts in enhancement and improvements to existing engines as well as in the development of alternative engines. Our limited resources may hinder our ability to compete successfully. Moreover, unless we receive substantial additional financing, it is unlikely that we will be able to commercially exploit the Rotorcam Engine. Again, we cannot give you any assurances that we will receive any additional funding.

         If we are able to obtain sufficient funds to commercially exploit the Rotorcam Engine, we expect to compete primarily on the basis of technological advantage, which will permit favorable product cost and performance differentials. Since engine technology is subject to rapid and dramatic changes, however, competitors may develop better approaches to such technology, that would seriously and adversely affect our ability to compete with them.

TECHNOLOGY

         Under legal settlements signed in 1993 and 1996 with the Murrays, we obtained title to seven U.S. patents and four international patents as well as rights to various patents pending. Of these seven U.S. patents, three remain in effect and four have expired due to lack of funds necessary to maintain such patents. Each of the foreign patents and the rights to patents pending have also expired due to a lack of funds necessary to acquire or maintain such patents.

EMPLOYEES AND CONSULTANTS

         We currently have one employee, Mr. Dwight Foster, whom the Board appointed as our President and Chief Executive Officer in December 1998. Mr. Anthony Campo, who is our Chairman of the Board, Executive Vice-President, Secretary and Treasurer, also provides us with general administrative services. We have previously, from time to time, also retained the services of a consultant, who provides us with engineering services as needed, with payment being made on an hourly basis.

GOVERNMENT REGULATION

         If successfully developed, the Rotorcam Engine will be subject to a series of governmental regulations with respect to safety, fuel efficiency and pollution. We cannot provide you with any assurance that the Rotorcam Engine will be able to meet these standards of pollution and safety. In addition, the assembly and manufacture of products containing the Rotorcam Engine will be subject to Federal and State regulations. We intend to comply with all regulations that may be applicable to our business; however, the compliance with such regulations may cause delays and additional expense, which could adversely affect the commercial viability of the Rotorcam Engine.

ITEM 2.  PROPERTIES

We do not presently own or lease any properties.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         Our Common Stock has been quoted on the over-the counter market since March 24, 1988 but has not been included in the NASDAQ system. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commission, for the periods indicated below are:

                               Year Ended July 31,

                                     2000                     1999
                                     ----                     ----
                             High           Low         High         Low
                             ----           ---         ----         ---
         1st Quarter       $  .031        $.01         $.07         $.01
         2nd Quarter          .074         .01          .055         .02
         3rd Quarter        10.120         .05          .05          .01
         4th Quarter         2.000         .055         .11          .012

         Reporting by the National Quotation Bureau, Inc. of quotations for our Common Stock does not evidence an established public trading market for such stock, and holders of our Common Stock may not be able to liquidate their investment at acceptable prices.

Moreover, such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not be indicative of actual trading transactions. As of October 17, 2000 there were approximately 818 holders of record of our Common Stock.

         On March 15, 1999, we issued 2.5 million shares of our Common Stock to Mr. Jay Pesko in consideration of his prior consulting and financing services to the Company. Such shares were issued in a "private placement" transaction under
Section 4(2) of the Securities Act of 1933, as amended. Such shares were subject to a "stop transfer" order, and the certificate representing such shares contained a restrictive legend that provided that such shares could not be sold or otherwise transferred in the absence of an effective registration statement or an exemption from such registration requirements. As of the issuance date of March 15, 1999, such shares had a per share value of $.03 and an aggregate value of $75,000.

         Holders of our Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available to pay such dividends. To date, no dividends have been declared or paid, and the Board of Directors has no present intention of declaring dividends on our Common Stock in the foreseeable future. Whether dividends are declared in the future will depend upon our profitability, financial condition and other factors deemed relevant by its Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OR PLAN OF OPERATIONS

         The following discussion provides information that we believe is relevant to your assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes to the financial statements appearing elsewhere in this Report on Form 10- KSB.

         Statements in this Report on Form 10-KSB that are not statements of historical or current fact constitute "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results that are expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, you are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained in this Report on Form 10-KSB are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the SEC.

                         FISCAL YEAR ENDED JULY 31, 2000
            AS COMPARED TO FISCAL YEARS ENDED JULY 31, 1999 AND 1998

RESULTS OF OPERATIONS

         We have never derived any revenues from our operations and have incurred cumulative losses from our inception on October 13, 1987 through July 31, 2000 of $3,460,544. Our revenues from inception through July 31, 2000, totaling $66,465, were derived from interest earned. There was no change in interest income earned in our fiscal year that ended on July 31, 2000, as was the case in fiscal 1999, due to a continued shortage of funds for investment purposes. We had no interest income during either fiscal 2000 or 1999 as a result of a decrease in the average amount of funds that were available to us for investment.

         Our cumulative loss from inception includes research and development costs of $854,653. We did not incur any research and development costs in fiscal 2000 and 1998 due to a shortage of operating capital. Research and development costs incurred during fiscal 1999 were $14,750.

         Our cumulative loss from inception includes general and administrative expenses of $2,246,330. Due to a change in accounting estimate, we have reversed $199,853 of professional fees previously included in general and administrative expenses; therefore, our statements reflect $67,397 of income relating to these fees. We actually incurred $132,456 of general and administrative expenses during fiscal 2000, which increased by 1% from $130,925 in fiscal 1999. The general and administrative expenses in 1999 increased by 176% from $47,426 in fiscal 1998. The increase in fiscal 1999 was due principally to increases in general and administrative expenses, such as legal and accounting fees, and other expenses.

         The cumulative loss from inception also includes past licensing fees of $57,260 that had accrued and been paid to one of our former officers. It includes interest expense of $368,766 on loans payable to our Chairman, Mr. Anthony Campo, and to one of our former officers. Interest expense increased to $72,450 in fiscal 2000 from $64,919 in fiscal 1999, or 11%. Interest expense increased by 31% to $64,919 in fiscal 1999 from $46,324 in fiscal 1998 due to an increase in interest costs associated with the amount outstanding of a promissory note from the Company to Mr. Anthony Campo.

         The net loss of $5,053 in fiscal 2000 decreased 97% from the net loss of $210,594 in fiscal 1999 due to the change in accounting estimate referred to above. The net loss in fiscal 1999 increased $113,694, or 117%, from fiscal 1998 due to increased research and development costs and general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2000 we had cash and short-term investments totaling $9,976 (compared to liquid assets of $2,038 at July 31, 1999), working capital of $7,758 (compared to working capital deficiency of $10,637 at July 31, 1999), and a total stockholders' deficiency of $1,284,847 (compared to $1,279,794 at July 31, 1999). Cash balances increased in fiscal 2000 because of additional funds loaned to the Company by Mr. Campo, whereas the decrease in working capital in fiscal 1999 was due to an increase in accounts payable and accrued expenses of $106,027. The stockholders' deficiency increased by $5,053 as compared to $160,593 during 1999. The increase in stockholder deficiency is due mainly to net operating losses incurred.

         As of July 31, 2000 we had current assets in excess of current liabilities of $40,298 due to a reclassification of accrued expenses to long-term liabilities. Since we have not been able to commercially use our engine technology to generate any revenues through that date, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at July 31, 2000 and 1999 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive cash flows during the twelve-month period subsequent to July 31, 2000. Cash flows used by operating activities were $130,387 and $254,603 in fiscal 2000 and fiscal 1999, respectively. The limited amount of liquid resources that were available to us as of July 31, 2000 and our inability to generate operating revenues and cash flows raise substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATION

         As previously discussed, in July 1998 we entered into an agreement with SRI. Under our agreement with SRI, SRI agreed to provide an engineering study of the Rotorcam Engine at a cost of

$9,750. SRI's study included an evaluation of existing Rotorcam Engine hardware and data, including test data on the current prototype, and design and analytical data that we had obtained to date. In addition, SRI agreed to prepare an evaluation report summarizing its findings and a technical and cost proposal for the next phase of work.

         In December 1998, SRI issued its Report in which SRI concluded that there were three (3) significant advantages of the Rotorcam Engine over conventional reciprocating engines: higher torque at a specified rpm, a potential of improved cycle efficiency and energy savings, and the improvement of overall efficiency and packaging resulting from the ability to eliminate a gear box.

         In response to the Report, assuming funding becomes available, which we cannot provide you any assurances will occur, we have determined to redesign and rebuild a Second Prototype to address the issues raised by SRI in its Report. We estimate that the cost of such Second Prototype will be approximately $350,000 to $375,000 and that it will take approximately 15 to 18 months from the time such funding becomes available to complete.

         If the Second Prototype shows clear advantages of the Rotorcam Engine over conventional reciprocating engines in a specific market, and if the necessary funds are then available, we plan to commission the development of a Third Prototype, which would be designed to address the performance, cost, reliability and producability issues associated with the chosen market.

         We estimate that the cost to develop such a Third Prototype would be between $2 million and $3 million and that it would take between 18 to 24 months from the time the Second Prototype is completed and such funding becomes available to complete. During this phase of development we plan to commission the production of several variations of the Third Prototype that would be used for different purposes, including performance development, durability assessment, and demonstrators to be used in field testing.

         We are attempting to locate a funding source for the $350,000 to $375,000 amount required to complete the Second Prototype. Possible sources for funding include exercise of our 15,398,000 outstanding Class B Warrants, an offering our equity securities, and/or borrowing from private sources. We intend to attempt to raise the funds necessary to complete the Second Prototype from such sources but we cannot give you any assurances that we will be able to do so. If we are unable to raise such funds, we may never be able to further develop the Rotorcam Engine.

         On April 20, 2000, we filed a Registration Statement with the United States Securities and Exchange Commission ("SEC"), which became effective on May 3, 2000. The Registration Statement, together with the qualification or exemptions from qualification obtained in several states where holders of our class B Warrants reside, permit such holders to exercise their Class B Warrants under the laws of the United States and those states where we have either qualified or obtained an exemption from qualifying the shares of our Common Stock for which the Warrants are exercisable. To date, none of such Class B Warrant holders have exercised their Class B Warrants due principally to the fact that the market price of our Common Stock has been lower than the exercise price of the Class B Warrants since the effective date of the Registration Statement. Unless the market price of our Common Stock shall exceed the exercise price of the Class B warrants in the future, it is unlikely that any of the holders of such Warrants will exercise them and we may not be able to raise the funds needed to develop the Second Prototype from such source.

         We believe that if the Second Prototype is successfully completed, we will be able to raise sufficient funds to complete the Third Prototype from research grants, proceeds of the sale of our Common Stock upon exercise of our Class B Warrants, licensing fees and/or equity financing. However, since a decision to proceed with a Third Prototype will depend on the results obtained from the Second Prototype, we cannot give you any assurances that we will decide to build a Third Prototype or that we will, in fact, be able to obtain sufficient funds to complete such Third Prototype. Since a Third Prototype is essential to our ability to market the Rotorcam Engine, any determination by us that it is not advisable to produce the Third Prototype, or our financial inability to do so, will have a materially adverse effect on our ability to successfully market the engine.

         In view of the projected extended period of time that we estimate it will take to complete the Second and Third Prototypes, assuming that we are able to obtain the funds to do, of which we cannot provide you with any assurances, we are presently seeking opportunities that will permit us to diversify into businesses in addition to the Rotocam Engine. Our current diversification efforts are focused on two recently formed businesses owned jointly by Mr. Anthony Campo, the Chairman of the Company, and Mr. Dwight Foster, the President of the Company.

         One of the Campo-Foster businesses manufactures and distributes a line commercial degreasers that are environmentally safe and are not harmful to contact surfaces or users. Products will be marketed to the automotive, restaurant, marine, airline and other industries. Although this company has begun sales, it has not achieved significant revenues to date. The second Campo-Foster business is presently engaged in researching and developing an emissions neutralizer control system that would counteract the pollutants generated by fuel burning devices and equipment.

         If one of or both of the Campo-Foster business begins to achieve profitability, Messrs. Campo and Foster plan to make an offer to the Company to merge such profitable business(es) into the Company. Any such transaction would be approved by the disinterested members of our Board of Directors.

         Each of the Campo-Foster businesses is an early stage company, and we cannot provide you with any assurances that either of them will achieve profitability at any time. Therefore, shareholders should not assume that we will merge with both or even one of these businesses at any time. Moreover, we have not entered into a binding agreement with Messrs. Campo and Foster, and, therefore, they are not legally obligated to proceed with a merger even if the Foster-Campo businesses achieve profitability. In addition, we cannot provide you with any assurances that the Company will be able to agree with Mr. Campo and Mr. Foster on the terms of any such merger.

YEAR 2000 READINESS

         Due principally to the fact that the Rotorcam Engine is in the prototype stage, we have not found it necessary to expend any amounts to address Year 2000 remediation issues.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 of Form 10-KSB are set forth where indicated in Item 13(a)1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          Effective June 30,2000,we terminated the services of our former independent auditors, James P. O'Day, CPA, P.C.( the "O'Day Firm"),and we appointed Albrecht, Viggiano, Zureck & Company, P.C.("AVZ") as our new independent auditors effective July 1, 2000. The decision to change accountants was recommended and approved by our Board of Directors.

        The O'Day Firm's reports on our financial statements for the past two
(2) years did not contain an adverse opinion or a disclaimer of opinion and, except for a modification as to a going concern uncertainty, such reports were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

          During our two (2) fiscal years and any subsequent interim period preceding the change in accountants, there were no disagreements with the O'Day Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the O'Day Firm, would have caused such firm to make a reference to the subject matter of such disagreements in connection with their reports.

          During our two (2) fiscal years and any subsequent interim period preceding the change in accountants, the O'Day Firm did not advise us that internal controls necessary for the Company to develop reliable financial statements did not exist.

          During our two (2) fiscal years and any subsequent interim period preceding the change in accountants, the O'Day Firm did not advise us that information had come to its attention that led the O'Day Firm to no longer be able to rely on management's representations, or that made them unwilling to be associated with the financial statements prepared by management.

          During our two (2) fiscal years and any subsequent interim period preceding the change in accountants, the O'Day Firm did not advise us of the need to expand significantly the scope of its audit, or that information had come to its attention during such period that, if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may have prevented such firm from rendering an unqualified audit report on those financial statements).

          During our two (2) fiscal years and any subsequent interim period preceding the change in accountants, the O'Day Firm did not advise us that information had come to its attention that such firm had concluded materially impacted the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering a fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the O'Day Firm's satisfaction, would have prevented such firm from rendering an unqualified audit report on those financial statements), and due to the O'Day Firm's dismissal, or for any other reason, the issue had not been resolved to its satisfaction prior to their dismissal.

          The O'Day Firm was requested to furnish us with a letter, addressed to the SEC, stating whether it agreed or disagreed with the statements made by us in our Form 8-K reporting the change of independent auditors. The letter furnished by the O'Day Firm stated that such firm agreed with our statements in our June 30, 2000 Form 8-K, and such letter was filed as an Exhibit to our Form 8-K.

          Prior to the engagement of AVZ on July 1, 2000, during our two (2) most recent fiscal years and during any subsequent interim period, neither we nor anyone on our behalf consulted AVZ regarding either the application of accounting principles to a specific transaction, whether completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report or oral advice was provided to us that AVZ concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. During such period, neither we nor anyone on our behalf consulted AVZ on any matter that was either the subject of a disagreement or a reportable event as defined in Item 304 of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16 (a) OF THE

EXCHANGE ACT

         In December 1998, Mr. Anthony Campo resigned as President and Chief Executive Officer of the Company but remained as Chairman of the Board, and the Board appointed Mr. Dwight Foster as President and CEO and Mr. Campo as Executive Vice President, Secretary and Treasurer. In December 1998, the Board appointed Mr. Frank Pecorella as a Director of the Company, and in March 2000, the Board appointed Mr. Dwight Foster as a Director of the Company. In April, 2000 Mr. Thomas Caltabiano tendered his resignation as a Director of the Company for personal reasons. Our present executive officers and directors, their ages and present positions are as follows:

                                                                   First year
                                                                   ----------
Name                 Age      Position                        Appointed Director
----                 ---      --------                        ------------------
Anthony Campo        61       Chairman of the Board,                 1993
                              Executive Vice President,
                              Secretary and Treasurer

Dwight Foster        52       Director, President and                2000
                              Chief Executive Officer

Frank Pecorella      49       Director                               1998

         All of our directors will hold office until the next meeting of shareholders and until their successors have been duly elected and qualified. All of our executive officers will hold office until the next annual meeting of the directors and until their successors have been duly appointed and qualified.

ANTHONY S. CAMPO

         Mr. Anthony S. Campo has been a Director of the Company since January 1993. He was elected Chairman of the Board on July 28 1995 and was appointed Secretary of the Company in December 1995 and President and Chief Executive Officer in December 1997. In December 1998, Mr. Campo resigned as President and Chief Executive Officer and was appointed as Executive Vice President, Secretary and Treasurer of the Company. Mr. Campo has been President of Chester Hill Manors, Inc. from June 1996 to the present and of The Campo Organization, Inc. from December 1998 to the present. From June 1996 to December 1996, he was President of Archwood Estates, Inc. Each of such companies develops and constructs, and/or previously developed and constructed, residential housing.

DWIGHT FOSTER

         Mr. Dwight Foster was elected President and Chief Executive Officer of the Company in December 1998 and was appointed to the Board of Directors in March 2000. Since September 1997, Mr. Foster has been acting as a liaison between the Company and Southwest Research Institute, a well-known not-for-profit research and development institute. From 1983 to the present Mr. Foster has been the owner/operator of the National Automobile Dealers Exchange Services, which represents automobile dealers at premier automobile auctions. In addition, from 1972 to the present, Mr. Foster has been employed as a consultant to start-up and emerging companies, advising such companies on product development, marketing, public relations and financing. From February 1999 to the present, Mr.

Foster has acted as President of Sierra Cleansafe USA, Inc., which markets and sells environmentally safe cleaning products.

FRANK PECORELLA

         Mr. Frank Pecorella was appointed as a member of the Board of Directors in December 1998. Since March 6, 2000, Mr. Pecorella has been employed by Citicorp Investment Services as an investment consultant. From February 1999 to March 2000, Mr. Pecorella was employed by Chase Investment Services as an investment consultant. From January 1996 to February 1999, Mr. Pecorella was employed by Citicorp Investment Services as an investment consultant, and from January 1989 through December 1995, Mr. Pecorella was employed by A.J. Michaels as a stock broker.

         There are no family relationships among our directors and officers.

Item 10. EXECUTIVE COMPENSATION

         Our President and Chief Executive Officer, Mr. Dwight Foster, who was appointed to these offices in December 1998, did not receive any cash or other compensation for his services during fiscal 2000 or 1999. However, our Board of Directors is presently negotiating with Mr. Foster for the grant of up to 10 million shares of our Common Stock as compensation for Mr. Foster's past and future services. Any grant in excess of 2 million shares would be conditioned on the Company's meeting certain financial and operating goals to be determined by agreement between the Company and Mr. Foster. The Board expects to conclude its negotiations on this matter within the next 90 days.

         Mr. Anthony Campo, our Chairman of the Board, Executive Vice President, Secretary and Treasurer, also received no compensation for his services to us during our fiscal years ended July 31, 2000, 1999 or 1998. No other person served as an executive officer of the Company during the fiscal year ended July 31, 2000, and none of our directors received any compensation for serving in such capacity during our fiscal years ended July 31, 2000 or 1999.

         The Board is considering the grant of either restricted stock or a non-qualified option to purchase up to 2 million shares of our Common Stock to Mr. Frank Pecorella, who is one of our Directors. The Board is reviewing the tax and accounting considerations relating to this grant and intends to make its determination within 90 days.

         Our prior Key Employee Stock Option Plan terminated by its own terms in October 1997. No options that were granted under that plan were exercised during fiscal years ended 2000 or 1999, and no options granted under such plan are presently outstanding. We do not presently have any other option plan or any defined benefit plan in effect.

         We do not have any employment agreement with any of our executive officers, nor are there any compensatory plans or arrangements that would provide compensation to any executive officer upon his or her resignation, retirement or other termination of employment, or as a result of a change in control of the Company or a change in such executive officer's responsibilities following a change in control of the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We have provided below information as of October 17, 2000 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Name and                        Amount and
Address of                      Nature of                       Percent
Beneficial Owner (1)(2)         Beneficial Ownership            of Class
-----------------------         --------------------            --------
Anthony S. Campo (3)                109,046,500                   65.9%

Dwight Foster (4)                        96,500                    0.1%

Francis Pecorella                     1,365,000                    2.1%

All Directors and
Executive Officers
as a Group (3 persons)              110,508,000                   66.7%

(1) Unless otherwise indicated, the address of each beneficial owner is in care of the Company, P.O. Box 224, Landing, New Jersey 07850.

(2) Except as indicated below, all of such persons have sole investment and voting power over the shares listed as being owned by them. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities, which may be acquired by such person within 60 days from the date of this Report upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days of this Report have been exercised or converted.

(3) In addition to 3,960,000 owned individually by Mr. Campo, includes (i) 2,150,000 shares held by Mr. Campo's wife, (ii) 925,400 shares held by Mr. Campo's children, (iii) 1,100,000 shares that may be acquired by Mr. Campo upon the exercise of Class B Warrants, (iv) 911,100 shares that may be acquired by the children of Mr. Campo upon exercise of Class B Warrants, and (v) 100,000,000 shares that may be acquired by Mr. Campo upon the conversion of his Promissory Note from the Company dated August 1, 2000 (see "Certain Transactions".)

(4) Includes 21,500 shares held by Mr. Foster's wife.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 20, 1994, in consideration of prior loans made to us by Mr. Anthony Campo, we issued to Mr. Campo a promissory note in the amount of $100,000. On November 15, 1994 we issued another promissory note to Mr. Campo for $79,300 in return for additional loans that he had made to us. On March 9, 1995 we again issued a new note in the amount of $328,000 to Mr. Campo that consolidated the amounts that we owed to him under the previous two notes and an additional $149,200 that he had advanced to us between November 15, 1994 and March 9, 1995.

         On October 20, 1995 we renegotiated the March 9, 1995 promissory note and issued a new note in the amount of $568,000, which included the former principal amount of $328,500, accrued interest thereon, additional cash advances that Mr. Campo had made to us during fiscal 1995, and our purchase of an engineering workstation and software from Mr. Campo. The new note bore interest at 7.5 % per annum and matured on July 1, 1998. The note was convertible, in whole or in part, into Common Stock of the Company at the conversion rate one share of our Common Stock for each of $.0075 in principal of the note converted. The conversion feature was subject to anti-dilution. We did not make any payments to Mr. Campo under the October 20, 1995 promissory note.

         We subsequently issued a new promissory note to Mr. Campo, dated August 1, 1998, in the amount of $807,280, which consolidated amounts owed under the $568,000 note; accrued interest on such note to July 31, 1998 in the amount of $122,070; cash advances made by Mr. Campo to us or on our behalf between October 20, 1995 and July 31, 1998 in the amount of $60,090; cash advances in the amount of $42,000 made by Mr. Campo between May 6, 1993 and July 14, 1993 for which he had not previously been credited; and interest on such 1993 advances through July 31, 1993 in the amount of $15,120. The August 1, 1998 note bore interest at 7.5% per annum and matured on July 3l, 2000. The note was convertible into our Common Stock at a conversion rate of one share of our Common Stock for each $.0075 in principal amount of the note converted up to a maximum of 100 million shares. As of the maturity date of the August 1, 1998 Note, we had defaulted on the payment of all obligations to pay principal of and interest on such Note.

         In September 2000, we approved the issuance of a new one year Note to Mr. Campo dated August 1, 2000 in the principal amount of $1,193,294 to replace the August 1, 1998 Note that matured on August 1, 2000. The principal amount of the August 1, 2000 Note includes: (i) the $807,280 principal amount we owed Mr. Campo under the August 1, 1998 Note; (ii) $121,092 of accrued interest due under the August 1, 1998 Note as of July 31, 2000; (iii) $248,645 for additional cash advances made by Mr. Campo between August 1, 1998 and July 31, 2000; and (iv) $16,277 of accrued interest on such additional cash advances from the dates such advances were made through July 31, 2000. Except for the increased principal amount of the August 1, 2000 Note and the reduction from a two-year term to a one-year term, the terms of such Note are substantially the same as the August 1, 1998 Note.

         Since we do not have any revenues, it is very doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2000 Note until such time as we have operating revenues or until we raise funds from an independent source, both of which events may not occur at any time.

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits and Financial Statements:

         (a)   1. Financial Statements

                 The following documents are included in Part II,
         Item 7:

         (i)   Reports of Independent Accountants

         (ii)  Balance Sheets as of July 31, 2000 and July 31, 1999

         (iii) Statements of Income for the fiscal years ended July 31,2000, 1999 and 1998

         (iv) Statement of Cash Flows for the fiscal years ended July 31,2000, 1999, and 1998

         (v) Statements of Changes in Stockholders' Equity for the fiscal years ended July 31, 2000, 1999 and 1998

         (vi)  Notes to Financial Statements

         2. The exhibits which are required by Item 601 of regulation S-B are listed in the Index to Exhibits beginning on page 27 of this Form 10-KSB

(b) Reports on Form 8-K.

         On July 7, 2000, we filed a Form 8-K dated June 30, 2000 with the Securities and Exchange Commission in which we reported a change in our certifying accountant. The information contained in such From 8-K is described in Item 8 of this Form 10-KSB. No financial statements accompanied the June 30, 2000 Form 8-K.

MURRAY UNITED DEVELOPMENT CORP.
FINANCIAL STATEMENTS
INDEX
                                                                        Page No.
                                                                        --------
(i)      Report of Independent Accountants Dated
         October  23, 2000                                                F-1

(ii)     Report of Independent Accountants Dated
         January 24, 2000                                                 F-2

(iii)    Balance Sheets as of July 31, 2000 and July 31, 1999
                                                                          F-3
(iv)     Statements of Operations for the fiscal years
         ended July 31, 2000, 1999 and 1998                               F-4

(v)      Statements of Changes in Stockholders'
         Equity (Deficiency) for the fiscal years ended
         July 31, 2000, 1999 and 1998                                     F-5

(vi)     Statements of Cash Flows for the fiscal
         years ended July 31, 2000, 1999, and 1998                        F-12

(vii)    Notes to Financial Statements                                    F-13

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

                                        MURRAY UNITED DEVELOPMENT CORPORATION
                                                     (Registrant)

                                  By: /s/ DWIGHT FOSTER
                                      ------------------------------------------
                                          Dwight Foster
                                          President and Chief Executive Officer

                                          Dated: October 23, 2000

                                  By: /s/ ANTHONY S. CAMPO
                                      ------------------------------------------
                                          Anthony S. Campo, Executive Vice
                                          President
                                          Secretary and Treasurer
                                          Chief Financial Officer
                                          (Chief Accounting Officer)
                                          Dated: October 23 , 2000

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /s/ ANTHONY S. CAMPO
                                      ------------------------------
                                          Anthony S. Campo,
                                          Chairman of the Board

                                      /s/ DWIGHT FOSTER
                                      ------------------------------
                                             Dwight Foster, Director

                                      /s/ FRANCIS PECORELLA
                                      ------------------------------
                                          Francis Pecorella, Director

                                      Dated: October 23, 2000

                                List of Exhibits
                                ----------------
Exhibit No.                       Exhibit                               Page No.
-----------                       -------                               --------
(3)      (a)      Articles of Incorporation                                *

         (b)      Amended and Restated Bylaws                              **

(10)              Material contracts

         (a)      Promissory Note dated August 1, 1998 from                ***
                  the Company to Mr. Anthony S. Campo.

         (b)      Amendment dated March 15, 2000 to Company's              **
                  Promissory Noted dated August 1, 1998

         (c) Promissory Noted dated August 1, 2000 from the Company to Mr. Anthony Campo

(23)     (a)      Consent of Albrecht, Viggiano, Zurek & Company, P.C.

         (b)      Consent of James P. O'Day, C.P.A., P.C.

(27)              Financial Data Schedule

         * Filed with the registrant's Registration Statement on Form S-18 dated December 9, 1987 (Registration No. 33-19048-NY) and Amendment Nos. 2 and 3 thereto dated February 17, 1988 and February 22, 1988, respectively, and incorporated herein by reference.

         ** Filed with registrant's Registration Statement on From SB-2 dated April 20, 2000 (amending its Form S-18 Registration Statement) and incorporated herein by reference.

         *** Filed with registrant's Annual Report on Form 10-KSB for the year ended July 31, 1998 and incorporated herein by reference.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                              FINANCIAL STATEMENTS

                       Years Ended July 31, 2000 and 1999

                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----
INDEPENDENT AUDITORS' REPORTS.......................................   F-1 - F-2

FINANCIAL STATEMENTS

    Balance Sheets..................................................         F-3

    Statements of Operations........................................         F-4

    Statements of Stockholders' Equity (Deficiency).................  F-5 - F-11

    Statements of Cash Flows........................................        F-12

    Notes to Financial Statements................................... F-13 - F-19

A L B R E C H T ,  V I G I A N O ,  Z U R E C K
       &  C O M P A N Y ,  P . C .

                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                                25 SUFFOLK COURT
                                                            HAUPPAUGE, NY  11788
                                                                  (631) 434-9500

                               ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Murray United Development Corporation
Landing, New Jersey

We have audited the accompanying balance sheet of Murray United Development Corporation (a Company in the development stage) as of July 31, 2000, and the related statement of operations, cash flows and stockholders' equity (deficiency) for the year ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray United Development Corporation as of July 31, 2000, and its results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of July 31, 2000, the Company had not generated any operating revenues and had suffered recurring losses from operations from inception and had a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Albrecht, Viggiano, Zureck &
                                                  Company, P.C.

Hauppauge, New York
October 23, 2000

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


                                         /s/ James P. O'Day

                                         James P. O'Day, C.P.A., P.C.

January 24, 2000
Glen Cove, New York

                     MURRAY UNITED DEVELOPMENT CORPORATION
                     (A Company in the Development Stage)
                                BALANCE SHEETS
                            JULY 31, 2000 and 1999

                                                         2000            1999
                                                    ------------    ------------
ASSETS

Current Assets
     Cash and cash equivalents                      $     9,796     $     2,038

Property, Plant, and Equipment, net                      76,844          88,862
                                                    -----------     -----------
                                                    $    86,640     $    90,900
                                                    ===========     ===========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
     Accounts payable                               $    46,342     $   239,867
                                                    -----------     -----------
                       Total Current Liabilities         46,342         239,867
                                                    -----------     -----------
Long-Term Liabilities
     Accrued compensation                               148,128         148,128
     Accrued interest payable                           121,092          64,919
     Notes payable - stockholder                      1,055,925         917,780
                                                    -----------     -----------
                                                      1,325,145       1,130,827
                                                    -----------     -----------
                                                      1,371,487       1,370,694
                                                    -----------     -----------
Commitments

Stockholder's Equity
     Capital stock - par value $.0001; authorized
        200,000,000 shares; issued and outstanding
        63,453,434 and 60,953,434 shares                  6,346           6,346
     Additional paid-in capital                       2,169,351       2,169,351
     Deficit accumulated in the development stage    (3,460,544)     (3,455,491)
                                                    -----------     -----------
                                                     (1,284,847)     (1,279,794)
                                                    -----------     -----------
                                                    $    86,640     $    90,900
                                                    ===========     ===========

      See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                                 Cumulative
                                                                                                Amounts From
                                                        2000          1999          1998         Inception
                                                    ------------  ------------  ------------    ------------
Income
   Interest Income                                  $        -0-  $        -0-  $        -0-    $    66,465

Expenses
   Research and development costs                            -0-       14,750            -0-        854,653
   Licensing fees stockholder and affiliate                  -0-           -0-           -0-         57,260
   General and administrative expenses                  (67,397)      130,925        47,426       2,246,330
   Interest expense stockholder and affiliate            72,450        64,919        49,474         368,766
                                                    -----------   -----------   -----------     -----------
                               Total Expenses             5,053       210,594        96,900       3,527,009
                                                    -----------   -----------   -----------     -----------
                                     Net loss       $    (5,053)  $ (210,594)   $   (96,900)    $(3,460,544)
                                                    -----------   -----------   -----------     -----------
Net Loss per common share                                  (nil)  $   (0.003)          (nil)    $    (0.055)

Weighted average number of common
   shares outstanding                                63,453,434    62,001,379    73,332,051      63,453,434
                                                    -----------   -----------   -----------     -----------

       See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                        Deficit
                                               Common                                 Accumulated
                                               Stock                 Additional         in the             Stock
                                             Number of                 Paid in       Developmental     Subscriptions
                                               Shares     Amounts      Capital           Stage           Receivable      Total
                                             ---------    -------    ----------      -------------     -------------   ---------
Issuance in October 1987 to
   Principal Stockholder                    49,000,000     $4,900                                         $(4,900)

Issuance in October 1987 for cash            3,000,000        300      $ 49,800                              (100)      $ 50,000

Issuance through initial public
   offering of 15,000,000 units in
   February 1988 for cash at $.05
   per unit, net of Issuance cost of
   $220,900                                 15,000,000      1,500       527,600                                          529,100

Net Loss - 1988                                                                        $(156,821)                       (156,821)

Exercise of Class A Warrants:

at $.045 per share                             312,588         31        14,035                                           14,066

at $.10 per share                               21,000          2         2,098                                            2,100

Costs relating to continuing
   registration of warrants                                             (29,532)                                         (29,532)

Reclassification of common stock              (333,588)       (33)      (16,133)                                         (16,166)

Net Loss - 1989                                                                         (362,922)                       (362,922)
                                            ----------     ------      --------        ---------          -------       --------
Balance, July 31, 1989                      67,000,000     $6,700      $547,868        $(519,743)         $(5,000)      $ 29,825
                                            ==========     ======      ========        =========          =======       ========

      See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                        Deficit
                                               Common                                 Accumulated
                                               Stock                 Additional         in the             Stock
                                             Number of                 Paid in       Developmental     Subscriptions
                                               Shares     Amounts      Capital           Stage           Receivable      Total
                                             ---------    -------    ----------      -------------     -------------   ---------
Exercise of Class A Warrants:

at $.045 per share                           5,201,205     $   520     $233,534                                        $ 234,054

at $.10 per share                              409,000          41       40,859                                           40,900

Exercise of Class B Warrants:

at $.15 per share                               25,000           3        3,747                                            3,750

Costs relating to continuing
   registration and solicitation of
   warrants                                                             (24,588)                                         (24,588)

Cash received for stock subscription                                                                        5,000          5,000

Reclassification of common stock            (5,635,205)       (564)    (278,140)                                        (278,704)

Charge for stock bonus                                                   40,000                                           40,000

Net Loss - 1990                                                                         (422,314)                       (422,314)
                                            ----------     ------      --------        ---------          -------      ---------
Balance, July 31, 1990                      67,000,000     $6,700      $563,280        $(942,057)         $   -0-      $(372,077)
                                            ==========     ======      ========        =========          =======      =========

      See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                        Deficit
                                               Common                                 Accumulated
                                               Stock                 Additional         in the             Stock
                                             Number of                 Paid in       Developmental     Subscriptions
                                               Shares     Amounts      Capital           Stage           Receivable      Total
                                             ---------    -------    ----------      -------------     -------------   ---------
Sale of 3,297,000 shares
   through private placement

at $.08 per share                            3,297,000     $  329      $244,871                                         $ 245,200

Exercise of Class A Warrants:

at $.10 per share                            3,152,472        315       314,933                                           315,248

Exercise of Class B Warrants:

at $.15 per share                               60,000          6         8,994                                             9,000

Costs relating to continuing
   registration of warrants                                             (80,607)                                          (80,607)

Reclassification of common stock            (3,212,472)      (321)     (323,927)                                         (324,248)

Net Loss - 1991                                                                         (354,727)                        (354,727)
                                            ----------     ------      --------      -----------          -------       ---------
Balance, July 31, 1991                      70,297,000     $7,029      $727,544      $(1,296,784)         $   -0-       $(562,211)
                                            ==========     ======      ========      ===========          =======       =========

      See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                        Deficit
                                               Common                                 Accumulated
                                               Stock                 Additional         in the
                                             Number of                 Paid in       Developmental
                                               Shares     Amounts      Capital           Stage            Total
                                             ---------    -------    ----------      -------------     -------------
Exercise of Class A Warrants:

at $.10 per share                            3,779,425     $  378    $  377,565                         $ 377,943

Exercise of Class B Warrants:

at $.15 per share                                4,000          1           599                               600

Exercise of underwriters warrants               63,000          6         4,719                             4,725

Costs relating to:

Exercise of warrants                                                    (33,191)                          (33,191)

Registration of privately placed
   shares                                                               (55,496)                          (55,496)

Issuance for: Compensation at
   $.065 per share                              50,000          5         3,245                             3,250

Agency fee at $.10 per share                    25,000          2         2,498                             2,500

Claim settlement at $.085 per share              1,000          1            84                                85

Reclassification of common stock             9,181,265        918       618,200                           619,118

Charge for compensation                                                 180,900                           180,900

Net Loss - 1992                                                                         (606,508)        (606,508)
                                            ----------     ------    ----------      -----------        ---------
Balance, July 31, 1992                      83,400,690     $8,340    $1,826,667      $(1,903,292)       $ (68,285)
                                            ==========     ======    ==========      ===========        =========

      See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                        Deficit
                                               Common                                 Accumulated
                                               Stock                 Additional         in the
                                             Number of                 Paid in       Developmental
                                               Shares     Amounts      Capital           Stage            Total
                                             ---------    -------    ----------      -------------     -------------
     Issuance For:

Compensation at $.065 per share                100,000    $   10     $    6,490                         $   6,500

Exercise of Underwriters warrants at
  $.075 per share                              500,000        50         37,450                            37,500

Exercise of Class B Warrants at
  $.15 per share                                13,000         1          1,949                             1,950

Retirement of 8,970,300 shares of stock     (8,970,300)     (897)                                            (897)

Net Loss - 1993                                                                         (470,621)        (470,621)
                                            ----------     ------    ----------      -----------        ---------
Balance, July 31, 1993                      75,043,390     $7,504    $1,872,556      $(2,373,913)       $(493,853)
                                            ==========     ======    ==========      ===========        =========

      See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                        Deficit
                                               Common                                 Accumulated
                                               Stock                 Additional         in the
                                             Number of                 Paid in       Developmental
                                               Shares     Amounts      Capital           Stage            Total
                                             ---------    -------    ----------      -------------     -------------
     Issuance For:

Prior period adjustment                                                               $   369,329       $ 369,329

Net loss for 1994                                                                        (342,783)       (342,783)
                                            ----------    ------     ----------       -----------       ---------
Balance, July 31, 1994                      75,043,390    $7,504     $1,872,556       $(2,347,367)      $(467,307)
                                            ==========    ======     ==========       ===========       =========
Issuance for: Compensation at
   $.015 per share                           2,000,000       200         29,800                            30,000

Net loss for 1995                                                                        (354,155)       (354,155)
                                            ----------    ------     ----------       -----------       ---------
Balance, July 31, 1995                      77,043,390    $7,704     $1,902,356       $(2,701,522)      $(791,462)
                                            ==========    ======     ==========       ===========       =========
Issuance for services                        2,000,000       200        262,814                           263,014

Issuance for services                          340,000        34          6,766                             6,800

Private placement                            8,182,833       818                                              818

Retired shares                              (2,055,556)     (205)       (92,294)                          (92,499)

Net loss for 1996                                                                        (275,551)       (275,551)
                                            ----------    ------     ----------       -----------       ---------
Balance, July 31, 1996                      85,510,667    $8,551     $2,079,642       $(2,977,073)      $(888,880)
                                            ==========    ======     ==========       ===========       =========

      See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                        Deficit
                                               Common                                 Accumulated
                                               Stock                 Additional         in the
                                             Number of                 Paid in       Developmental
                                               Shares     Amounts      Capital           Stage            Total
                                             ---------    -------    ----------      -------------     -------------
     Issuance For:

Video fee                                      200,000    $   20     $    1,980       $        -0-      $     2,000

Legal fees                                   2,548,867       254         37,979                              38,233

Retirement                                  (2,548,867)     (254)                                              (254)

Net loss for 1997                                                                        (170,924)         (170,924)
                                            ----------    ------     ----------       -----------       -----------
Balance, July 31, 1997                      85,710,667    $8,571     $2,119,601       $(3,147,997)      $(1,019,825)
                                            ==========    ======     ==========       ===========       ===========

Retired                                    (24,757,233)   (2,475)                                            (2,475)

Net loss for 1998                                                                         (96,900)          (96,900)
                                            ----------    ------     ----------       -----------       -----------
Balance, July 31, 1998                      60,953,434    $6,096     $2,119,601       $(3,244,897)      $(1,119,200)
                                            ==========    ======     ==========       ===========       ===========
Issuance for services                        2,500,000       250         49,750                              50,000

Net loss for 1999                                                                        (210,594)         (210,594)
                                            ----------    ------     ----------       -----------       -----------
Balance, July 31, 1999                      63,453,434    $6,346     $2,169,351       $(3,455,491)      $(1,279,794)
                                            ==========    ======     ==========       ===========       ===========
Net loss for 2000                                                                          (5,053)           (5,053)
                                            ----------    ------     ----------       -----------       -----------
Balance, July 31, 2000                      63,453,434    $6,346     $2,169,351       $(3,460,544)      $(1,284,847)
                                            ==========    ======     ==========       ===========       ===========


      See independent auditors' report and notes to financial statements.

                MURRAY UNITED DEVELOPMENT CORPORATION
                 (A Company in the Development Stage)
                       STATEMENTS OF CASH FLOWS
               YEARS ENDED JULY 31, 2000, 1999 AND 1998
             AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                         (DATE OF INCEPTION)

                                                                                                                     Cumulative
                                                                                                                    Amounts From
                                                                               2000         1999         1998        Inception
                                                                            ----------   ----------   ----------    ------------
Cash Flows from Operating Activities
    Net loss                                                                $ (5,053)    $(210,594)    $(96,900)     $(3,460,544)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
    Depreciation and amortization                                             12,018        12,018       14,475          183,652
    Expenses paid through issuance of
      common stock by:
      Company                                                                     -0-       50,000           -0-         225,035
      Principal stockholder                                                       -0-           -0-          -0-         220,900
    Changes in operating assets and liabilities:
      Prepaid expenses                                                            -0-           -0-       1,721               -0-
      Accounts payable and accrued expenses                                 (137,352)     (106,027)      68,225          315,565
                                                                            --------     ---------     --------      -----------
                                 Net Cash Used by Operating Activities      (130,387)     (254,603)     (12,479)      (2,515,392)
                                                                            --------     ---------     --------      -----------
Cash Flows from Investing Activities
    Purchases of  fixed assets                                                    -0-           -0-          -0-        (260,497)
                                                                            --------     ---------     --------      -----------
                                 Net Cash Used by Investing Activities            -0-           -0-          -0-        (260,497)

Cash Flows from Financing Activities
    Proceeds from notes payable - stockholder                                138,145       243,966       26,952        1,107,592
    Payments from notes payable - stockholder                                     -0-           -0-          -0-         (51,667)
    Proceeds from sale of common stock                                            -0-           -0-      (2,475)       1,729,760
                                                                            --------     ---------     --------      -----------
                             Net Cash Provided by Financing Activities       138,145       243,966       24,477        2,785,685

                  Net Increase (Decrease) in Cash and cash equivalents         7,758       (10,637)      11,998            9,796

Cash and Cash Equivalents at Beginning of Year                                 2,038        12,675          677               -0-
                                                                            --------     ---------     --------      -----------
                              Cash and Cash Equivalents at End of Year      $  9,796     $   2,038     $ 12,675      $     9,796
                                                                            ========     =========     ========      ===========
Supplemental Disclosure of Cash Flow Information
    Cash paid during the year for interest                                        -0-           -0-          -0-          32,420


      See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of July 31, 2000, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,284,847 as of July 31, 2000 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 2000. The limited amount of liquid resources available at July 31, 2000, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to July 31, 2000. However, management believes that, the net liquid assets available at July 31, 2000 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION (continued)

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to July 31, 2000 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities, as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology; marketing costs; and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2001 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $0.225 per share; the deferral, if necessary, of payments to related parties; government sponsored research grants; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Depreciation

Depreciation of furniture and equipment is provided over the estimated useful lives of the related assets using declining balance methods.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

Research and Development

Costs and expenses related to research and development are expensed as incurred.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2000 and 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Net loss per common share was computed on the basis of the weighted average number of shares of common stock outstanding during each period. The effect of assuming the exercise of outstanding warrants was antidilutive and, accordingly, not included in the computation of net loss per share.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes. The Company accounts for investment tax credits using the flow-through method, and thus reduces income tax expense in the year the related assets are placed in service.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                               July 31,
                                        ----------------------    Estimated
                                           2000        1999      Useful Lives
                                        ----------  ----------   ------------
         Furniture                      $    2,098  $    2,098        7 years
         Equipment                         129,451     129,451        5 years
         Leasehold improvements              3,947       3,947        3 years
         Patent                            125,000     125,000       15 years
                                        ----------  ----------
                                           260,496     260,496
         Less accumulated depreciation    (183,652)   (171,634)
                                        ----------  ----------
                                        $   76,844  $   88,862
                                        ==========  ==========

Depreciation expense totaled $12,018 for the years ended July 31, 2000 and 1999, respectively.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2000 and 1999

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                             July 31,
                                  -----------------------------
                                     2000               1999
                                  ----------         ----------
         Professional fees        $   30,065         $  232,831
         Other                        16,277              7,036
                                  ----------         ----------
                                  $   46,342         $  239,867
                                  ==========         ==========

NOTE 5 - NOTES PAYABLE - STOCKHOLDER

Effective April 15, 1994, the Company issued a promissory note (the "First Note"), to Mr. Anthony Campo, the Chairman of the Board, Executive Vice President, Secretary and Treasurer of the Corporation, to evidence cash advances of $79,300. The First Note provided for an interest rate of 6% on the unpaid balance and was due in equal installments for one-half of the principal amount on April 15, 1996 and the remaining one-half on April 20, 1997. The First Note had warrants attached to purchase 1,666,667 shares of common stock at an excise price of $0.06 per common share and expired on April 30, 1997. On November 15, 1994, the Company issued a second promissory note (the "Second Note"), to Mr. Anthony Campo to evidence cash advances to the Company amounting to $100,000. The Second Note provided for an interest rate of 6% on the unpaid balance and was due in equal installments for one-half of the principal amount on April 15, 1997 and the remaining one-half on April 15, 1999. The Second Note had warrants attached to purchase 7,930,000 shares of common stock at an excise price of $0.01 per common share which expired on April 30, 1999.

Effective March 24, 1995, the Company restructured the obligations under the First Note and the Second Note by issuing a new note payable to Mr. Campo in the amount of $328,500. This restructured note (the "Third Note") provided for interest at a rate of 6% per year on the outstanding principal balance in two equal quarterly installments of principal beginning March 24, 1995 through April 30, 1999. This Third Note was issued with warrants attached to acquire 32,850,000 shares of common stock at the excise price of $0.01 per share which expired on April 30, 1999.

Effective October 20, 1995, the Company renegotiated the outstanding debt and interest owed to Mr. Campo under the Third Note. The new note (the "Fourth Note") bore interest at 7.5% per year and matured on July 1, 1999. The principal amount of $568,000 plus interest was convertible into common shares of the Company at $0.0075 per share. It was also agreed that any additional monies loaned to the Company would bear interest at 7.5% per year.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2000 and 1999

NOTE 5 - NOTES PAYABLE - STOCKHOLDER (continued)

Effective August 1, 1998, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the Fourth Note with additional cash advances of $102,090 made by Mr. Campo, with accrued interest thereon at 7.5% per annum. The new note in the amount of $807,280 bore interest at 7.5% per annum, matured on August 31, 2000 and carried a conversion feature of one share for each $0.0075 of debt converted. In March 2000, Mr. Campo agreed to limit the number of shares for which he may convert the August 1, 1998 Note to 100,000,000 shares. As of July 31, 2000, the note balance increased to $1,055,925 as additional funds were loaned to the Company by Mr. Campo. The additional funds accrue interest at 7.5% per annum.

The Company defaulted on its principal payment due August 1, 1999 and its quarterly interest payments due on November 1, 1998, February 1, 1999, May 1, 1999, August 1, 1999, November 1, 1999, February 1, 2000, and May 1, 2000.
As of July 31, 2000, a total of $121,092 in unpaid interest is owed to Mr. Campo under the August 1, 1998 note. Since the Company does not have any revenues, it is doubtful that the Company will be able to pay any interest or principal amounts due under the August 1, 1998 note until such time as it has operating revenues or raises funds from an independent source, both of which events may not occur at any time. In addition to the right of converting amounts due under the note into common stock, as described above, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable. It is not anticipated that any amounts under the note will be repaid within the next year.

Accordingly, the balances of the restructured obligations were classified as long-term debt at July 31, 2000 and 1999.

Subsequent to the fiscal year-end and effective August 1, 2000, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the Fourth Note. The new note (the "Fifth Note") in the amount of $1,193,284 bears interest at 7.5% per annum and matures on August 1, 2001. This note also carries the conversion feature of one share for each $0.0075 of debt converted, limited to 100,000,000 shares.

NOTE 6 - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING

In October 1987, the Company issued 49,000,000 shares of common stock to Jerome Murray and 5,989 shares of common stock to another officer in consideration for $4,900 and $100, respectively. Payments for the shares were received in November 1989.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2000 and 1999

NOTE 6 - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING (continued)

In an initial public offering of the Company's common stock on February 26, 1988, the Company sold 15,000,000 units at a price of $0.05 per unit. Each unit consisted of one share of common stock, one Class A redeemable common stock purchase warrant and one Class B redeemable common stock purchase warrant. Proceeds, net of $220,900 of underwriting discounts and other registration costs, amounted to $529,100. Concurrent with the public offering, the Company issued warrants (the "underwriter's warrants") to the underwriter for nominal consideration to purchase 1,500,000 units consisting of 1,500,000 shares of common stock and certain other warrants to purchase additional shares (the other warrants were not exercised and expired prior to July 31, 1991). The underwriter's warrants were exercisable through February 1993 at an exercise price of $0.075 per unit. In February 1993, the Company received $37,500 from the exercise of 500,000 underwriter warrants pursuant to which, the Company issued 500,000 shares of common stock and 500,000 Class B stock purchase warrants, whose exercise price is 150% of the Class B warrants, or $0.225 per share, and expire on the same date as the Class B warrants.

The Class A warrants were exercisable through October 25, 1992 (as last extended on June 25, 1991) at an exercise price of $0.10 per share. Effective for the sixty day period from June 16, 1989, the Company reduced the exercise price of the Class A warrants to $0.045 per share. The Class B warrants were exercisable through March 11, 2001 at an exercise price of $0.15 per share. There were 3,779,425, 3,152,472, 409,000 and 21,000 Class A warrants exercised in fiscal year ends 1992, 1991, 1990 and 1989, respectively, at $.10 per share and 5,201,205 and 312,588 Class A warrants exercised in 1990 and 1989, respectively at $.045 per share. The remaining 2,124,310 Class A warrants expired in 1991. There were 13,000, 64,000 and 25,000 Class B warrants exercised in 1993, 1991 and 1990, respectively, at $0.15 per share and 500,000 underwriter's warrants exercised in 1993 at $0.075 per share. Proceeds, net of solicitation costs, from exercises of Class A, Class B and underwriter's warrants were credited to stockholders' equity.

As a result of the exercises and expiration of warrants, the Company has no Class A warrants, 14,898,000 Class B warrants, and 500,000 underwriter's B warrants outstanding as of July 31, 2000. The Class B warrants are redeemable at any time at the option of the Company at a price of $0.0001 per warrant. Holders of the Class B warrants have certain rights with respect to the registration of those warrants under the Securities Act of 1993.

During 1991, the Company offered for purchase to qualified investors a minimum total of 1,000,000 and a maximum total of 5,000,000 shares of common stock at $0.08 per share and received $245,200 from the sale of 3,065,000 shares prior to the closing of the offering on March 31, 1991. The Company issued an additional 232,000 shares as commissions in connection with certain of the sales for a total of 3,297,000 shares issued.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2000 and 1999

NOTE 7 - INCOME TAXES

At July 31, 2000, the Company had net operating loss carry forwards of approximately $3,300,000 available to reduce future Federal taxable income, and tax credits of approximately $59,991 available to offset future Federal income tax, that expire from 2003 through 2008.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $5,000 for the fiscal year ended July 31, 2000.

NOTE 8 - COMMITMENTS

Registration Rights

As of July 31, 1999, the Company was obligated to file and incur the related costs of post-effective amendments to the registration statement under the 1933 Act for its initial public offering covering periods in which any of the Class B stock purchase warrants sold in that offering are exercisable. During the fiscal year ended July 31, 2000, the above mentioned registration statement was filed.

NOTE 9 - CHANGE IN ACCOUNTING ESTIMATE

During the fiscal year ended July 31, 2000, the Company has reversed professional fees that were accrued in prior years, which are no longer payable. This change in accounting estimate has been recorded due to the fact that these professionals have not pursued the Company in many years, nor does the Company plan on paying these debts and the liabilities are no longer legally payable. Accordingly, the Company has recorded this change in accounting estimate by reducing both accounts payable and general and administrative expenses by $199,853.

NOTE 10 - RECLASSIFICATIONS

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.