Form 10QSB
period 2000-10-31
MURRAY UNITED DEVELOPMENT CORP
filed 2000-12-15
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2000

                                       or

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

Yes    x             No________

(2) Has been subject to such filing requirements for the past 90 days.

Yes      X            No ____

63,453,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of December 7, 2000.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                          PART 1 FINANCIAL INFORMATION


Item Number                                                Page

Item 1. Financial Statements

        Balance Sheets                                       2

        Statements of Operations                             4

        Statements of Stockholders' Deficiency               5

        Statements of Cash Flow                              6

        Notes to Financial Statements                        7

Item 2. Management's Discussion and Analysis
        Or Plan of Operation                                10

                            PART II OTHER INFORMATION

Items 1-6.                                                  15

Signatures                                                  16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                  OCTOBER 31, 2000           JULY 31, 2000
                                  ----------------           -------------
Current assets

Cash & cash equivalents                   $ 4,785                 $ 9,796
                                          -------                 -------

Total current assets                      $ 4,785                 $ 9,796

Furniture & equipment, at
cost, net of accumulated
depreciation                               74,300                  76,844
                                          -------                 -------

Total Assets                              $79,085                 $86,640
                                          =======                 =======

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                              OCTOBER 31, 2000         JULY 31, 2000
                                                              ----------------         -------------
Current liabilities:
     Accrued Interest Payable                                 $         -              $         -
     Accounts payable and Accrued Expenses                         43,971                   46,342
     Note Payable Stockholder                                           -                        -
                                                              -----------              -----------
    Total current liabilities                                      43,971                   46,342

Other liabilities:
     Accrued Interest Payable                                      22,374                  121,092
     Notes payable-other stockholder                            1,199,294                1,055,925
     Accrued Compensation                                         148,128                  148,128
                                                              -----------              -----------
    Total other liabilities                                     1,369,796                1,325,145
                                                              -----------              -----------
    Total liabilities                                           1,413,767                1,371,487
                                                              -----------              -----------
Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     63,453,434 shares and 63,453,434                               6,346                    6,346
Additional paid-in capital                                      2,169,351                2,169,351
Deficit accumulated in the development stage                   (3,510,379)              (3,460,544)
                                                              -----------              -----------
     Total stockholders' deficiency                            (1,334,682)              (1,284,847)
                                                              -----------              -----------
     Total Liabilities and Stockholders' Deficiency           $    79,085              $    86,640
                                                              ===========              ===========

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)

                                                                                       CUMULATIVE
                                                                                         AMOUNTS
                                                                                          FROM
                                               2000               1999                  INCEPTION
                                            ------------       ------------          ---------------
Income
Interest income                             $         -        $         -            $    66,465
                                            -----------        -----------            -----------
Total Income                                          -                  -                 66,465

Expenses
Research and Development costs                        -                  -                854,653
Licensing fees-stockholder and affiliate              -                  -                 57,260
General and administrative expenses              27,461             16,704              2,273,791
Interest expense-stockholder and affiliate       22,374             17,233                391,140
                                            -----------        -----------            -----------
Total Expenses                                  (49,835)           (33,937)            (3,576,844)
                                            -----------        -----------            -----------
Net loss                                    $   (49,835)       $   (33,937)           $(3,510,379)
                                            -----------        -----------            -----------
Net loss per common share                   $      (nil)       $      (nil)                (0.055)

Weighted average number of
common shares outstanding                    63,453,434         63,453,434             63,453,434
                                            -----------        -----------            -----------

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         THREE MONTHS ENDED OCTOBER 31, 2000 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)

                                                                                                 Deficit
                                              Common                                          Accumulated in
                                              Stock                        Additional               the
                                             Number of                       Paid in           Developmental
                                              Shares        Amounts          Capital               Stage             Total
                                             ---------      -------        ----------          -------------         -----
Balance July 31, 2000                        63,453,434     $ 6,346        $ 2,169,351         $ (3,460,544)        $(1,284,847)
Net loss for the three months
ended 10/31/2000                                                                                    (49,835)            (49,835)
                                            -----------     -------        -----------         ------------         -----------
                                            $63,453,434     $ 6,346        $ 2,169,351         $ (3,510,379)        $(1,334,682)

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                                Cumulative
                                                                                                  from
                                                               2000           1999              Inception
                                                            -------------------------         -------------
Operating activities:
Net Loss                                                     (49,835)       (33,937)          (3,510,379)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciaiton & Amortization                                    2,544          3,005              186,196
Expenses paid through issuance of common stock by:
    Company                                                        -              -              225,035
    Principal Stockholder                                          -              -              220,900
Changes in operating assets and liabilities:
    Accounts Payable  Accrued Expenses                        20,003         22,232              335,568
                                                            -----------------------          -----------
Net cash used in operating activities                        (27,288)        (8,700)          (2,542,680)
                                                            -----------------------          -----------

Investing Activities:
    Purchase of furniture and  equipment                           -              -             (260,497)
                                                            -----------------------          -----------
Net cash provided by (used in) investing activities                -              -             (260,497)
                                                            -----------------------          -----------

Financing activities:
    Note payable to stock holder: Proceeds                  $ 22,277       $  8,000          $ 1,129,869
    Principal payments                                             -              -              (51,667)
    Proceeds from the issuance of common stock(net)                -              -            1,729,760
                                                            -----------------------          -----------
Net cash provided by financing activities                     22,277          8,000            2,807,962
                                                            -----------------------          -----------
Net increase (decrease) in cash and cash equivalents          (5,011)          (700)               4,785
Cash and cash equivalents, beginning of period                 9,796          2,038                    -
                                                            -----------------------          -----------
Cash and cash equivalents, end of period                    $  4,785       $  1,338          $     4,785
                                                            -----------------------          -----------
 Supplemental disclosure of cash flow data:
  Interest Paid                                             $      -       $      -          $    32,420
                                                            -----------------------          -----------

    The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of October 31, 2000 and its' results of operations and cash flows for the three months ended October 31, 2000. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2000 Form 10-KSB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 2000, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,334,682 as of October 31, 2000 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2000. The limited amount of liquid resources available at October 31, 2000 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to October 31, 2000. However, management believes that the net liquid assets available at October 31, 2000 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to October 31, 2000 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2001, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

Note 3 - Related party transactions:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the July 31, 2000 Form 10-KSB

Note 4 - Stockholder's Equity:

         Information as to stockholders' equity is set forth in the financial statements in the July 31, 2000 Form 10-KSB.

Item 2. Management's Discussion And Analysis Of Financial Condition Or Plan Of Operation.

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Statements in this Form 10-QSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

         We are a developmental stage enterprise that commenced operations on October 13, 1987 and is attempting to exploit commercially certain technology we are in the process of developing, the Rotorcam Engine, a rotary internal combustion engine. We intend to generate revenues primarily through the licensing of the engine technology and secondarily through the manufacture and sale of engines or related components or services.

         We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through October 31, 2000 of $3,510,379.

Results Of Operations

Our revenues from our inception on October 13, 1987 through October 31, 2000 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended October 31, 2000 and October 1999 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653. Research and development costs were $0 in the quarters ended October 31, 2000 and October 31,1999. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,273,791. General and administrative expenses increased to $27,461 in the quarter ending October 31,2000 from $16,704 in the quarter ending October 31,1999, or a 64% increase. Increased general and administrative expenses can be attributed to increased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees of $0 during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $391,140 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $22,374 in the quarter ending October 31, 2000 from $17,233 in the quarter ending October 31, 1999, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $49,835 in the quarter ended October 31, 2000 increased by $15,898, or 47%, over the net loss of $33,937 in 1999. Increases in general and administrative costs and interest expense caused the overall increase in net loss.

Liquidity And Capital Resources

At October 31, 2000, we had cash and short-term investments totaling $4,785(compared to liquid assets of $9,796 at July 31, 2000), a working capital decrease of $5,011 (compared with a working capital increase of $7,758 at July 31, 2000) and a total stockholders' deficiency of $1,334,682(compared to a deficiency of $1,284,847 at July 31, 2000). The stockholders' deficiency increased due to the net loss of $49,835 incurred in the first quarter ended October 31, 2000.

At October 31, 2000, we had current liabilities in excess of current assets of $39,186. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at October 31, 2000 as well as July 31, 2000 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2000. Cash flows used by operating activities were $27,288 and $8,700 in the quarters ended October 31,2000 and October 1999 respectively. The limited amount of liquid resources available at October 31, 2000 ,and our inability to generate operating revenues and cash flows ,raise substantial doubts about our ability to continue as a going concern.

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

         If the Second Prototype shows clear advantages of the Rotorcam Engine over conventional reciprocating engines in a specific market, and if the necessary funds are then available, we plan to commission the development of a Third Prototype, which would be designed to address the performance, cost, reliability and producibility issues associated with the chosen market.

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

         We are attempting to locate a funding source for the $350,000 to $375,000 amount required to complete the Second Prototype. Possible sources for funding include, exercise of our 15,398,000 outstanding Class B Warrants, an offering our equity securities, and/or borrowing from private sources. We intend to attempt to raise the funds necessary to complete the Second Prototype from such sources but we cannot give you any assurances that we will be able to do so. If we are unable to raise such funds, we may never be able to further develop the Rotorcam Engine.

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

We believe that if the Second Prototype is successfully completed, we will be able to raise sufficient funds to complete the Third Prototype from research grants, licensing fees and/or equity financing. However, since a decision to proceed with a Third Prototype will depend on the results obtained from the Second Prototype, we cannot give you any assurances that we will decide to build a Third Prototype or that we will, in fact, be able to obtain sufficient funds to complete such Third Prototype. Since a Third Prototype is essential to our ability to market the Rotorcam Engine, any determination by us that it is not advisable to produce the Third Prototype, or our financial inability to do so, will have a materially adverse effect on our ability to successfully market the engine.

         In view of the projected extended period of time that we estimate it will take to complete the Second and Third Prototypes, assuming that we are able to obtain the funds to do, of which we cannot provide you with any assurances, we are presently seeking opportunities that will permit us to diversify into businesses in addition to the Rotorcam Engine. Our current diversification efforts are focused on two recently formed businesses owned jointly by Mr. Anthony Campo, the Chairman of the Company, and Mr. Dwight Foster, the President of the Company.

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

         If one or both of the Campo-Foster businesses achieves sufficient profitability, Messrs. Campo and Foster plan to make an offer to us to merge such business(es) into the Company. Any such transaction would need to be approved by the disinterested member(s) of our Board of Directors.

         Each of the Campo-Foster businesses is an early stage Company, and we cannot provide you with any assurances that either of them will achieve a level of profitability that would make it mutually advantageous to merge the Campo-Foster businesses with the Company. Therefore, shareholders should not assume that we will merge with one or both of these businesses at any time. Moreover, we have not entered into a binding agreement with Messrs. Campo and Foster, and therefore they are not legally obligated to proceed with a merger. We also cannot provide shareholders with assurances that we will be able to agree with Mr. Campo and Mr. Foster on the terms of any such merger.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds- None

Item 3. Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2000, in the amount of $1,193,294, which consolidated amounts we owed to Mr. Campo under our prior notes . The August 1, 2000 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2001.

We have defaulted on our quarterly interest payment due on November 1,2000. As of October 31, 2000, a total of $22,374 in unpaid interest was owed to Mr. Campo under the August 1, 2000 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2000 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2000 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information-None

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits

                Exhibit No.                       Description
                -----------                       -----------
                    27               October 31, 2000 Financial Data Schedule

         (B) Reports on Form 8-K

  There were no reports on Form 8-K during the quarter ended October 31, 2000.

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

                                  MURRAY UNITED DEVELOPMENT CORPORATION
                                  -------------------------------------
                                              (Registrant)

                                  By: /S/ Dwight Foster
                                      -----------------
                                      President and Chief Executive Officer

                                      Dated: December 11, 2000

                                  By: /S/ Anthony S. Campo
                                      --------------------
                                      Anthony S. Campo, Execuive Vice President
                                      Secretary and Treasurer
                                      Chief Financial Officer

                                      Dated: December 11, 2000

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

                                                            /S/ Anthony S. Campo
                                                            --------------------
                                                               Anthony S. Campo,
                                                          Chairman of the Board

                                                               /S/ Dwight Foster
                                                               -----------------
                                                         Dwight Foster, Director

                                                             /S/ Frank Pecorella
                                                           ---------------------
                                                       Frank Pecorella, Director

                                                        Dated: December 11, 2000