Form 10QSB
period 2001-01-31
MURRAY UNITED DEVELOPMENT CORP
filed 2001-03-19
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the quarterly period ended January 31, 2001

                                       or

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

                                    No Change
        -----------------------------------------------------------------
           (Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):

Yes  x   No _______

(2) Has been subject to such filing requirements for the past 90 days.

Yes  X   No _______

63,453,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of March 12, 2001.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                          PART 1 FINANCIAL INFORMATION

          Item Number                                                    Page

          Item 1.             Financial Statements

                              Balance Sheets                              2

                              Statements of Operations                    4

                              Statements of Stockholders' Deficiency      6

                              Statements of Cash Flow                     7

                              Notes to Financial Statements               8

          Item 2.             Management's Discussion and Analysis
                              Or Plan of Operation                        11

                            PART II OTHER INFORMATION

          Items 1- 6.                                                     16

          Signatures                                                      17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                           January 31, 2001       July 31, 2000
                                           ----------------       -------------
Current assets

Cash & cash equivalents                    $          2,596       $       9,796
                                           ----------------       -------------
Total current assets                       $          2,596       $       9,796

Furniture & equipment, at cost, net
of accumulated depreciation                          71,756              76,844
                                           ----------------       -------------
Total Assets                               $         74,352       $      86,640
                                           ================       =============

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                            January 31,2001         July 31, 2000
                                                            ---------------         -------------
Current liabilities:
     Accounts payable and Accrued Expenses                  $        33,720         $      46,342
     Note Payable Stockholder                                             -                     -
                                                            ---------------         -------------
    Total current liabilities                                        33,720                46,342

Other liabilities:
     Accrued Interest Payable                                        44,906               121,092
     Notes payable-other stockholder                              1,220,719             1,055,925
     Accrued Compensation                                           148,128               148,128
                                                            ---------------         -------------
    Total other liabilities                                       1,413,753             1,325,145
                                                            ---------------         -------------
    Total liabilities                                             1,447,473             1,371,487
                                                            ---------------         -------------
Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     63,453,434 shares and 63,453,434                                 6,346                 6,346
Additional paid-in capital                                        2,169,351             2,169,351
Deficit accumulated in the development stage                     (3,548,818)           (3,460,544)
                                                            ---------------         -------------
     Total stockholders' deficiency                              (1,373,121)           (1,284,847)
                                                            ---------------         -------------
     Total Liabilities and Stockholders' Deficiency         $        74,352         $      86,640
                                                            ===============         =============

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)


                                                                                      CUMULATIVE
                                                                                     AMOUNTS FROM
                                              2001               2000                 INCEPTION
                                              ----               ----                ------------
Income
Interest income                        $               -   $              -      $             66,465
                                       -----------------   ----------------      --------------------
Total Income                                           -                  -                    66,465

Expenses
Research and Development costs                         -                  -                   854,653
Licensing fees-stockholder and
affiliate                                              -                  -                    57,260
General and administrative
expenses                                          43,368             26,246                 2,289,698
Interest expense-stockholder and
affiliate                                         44,906             34,595                   413,672
                                       -----------------   ----------------      --------------------
Total Expenses                                   (88,274)           (60,841)               (3,615,283)
                                       -----------------   ----------------      --------------------
Net loss                               $         (88,274)  $        (60,841)     $         (3,548,818)
                                       -----------------   ----------------      --------------------
Net loss per common share                         (0.001)  $           (nil)                   (0.056)

Weighted average number of
common shares outstanding                     63,453,434         63,453,434                63,453,434
                                       -----------------   ----------------      --------------------

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                        2001           2000
                                                        ----           ----
Interest income                                      $      -        $      -
Research and Development costs
Licensing fees- stockholder and affiliate                   -               -
General and administrative expenses                    15,907           9,542
Interest expense- stockholder and affiliate            22,532          17,362
                                                     ------------------------
Total                                                 (38,439)        (26,904)
                                                     ------------------------
Net loss                                             $(38,439)       $(26,904)
                                                     ------------------------
Net loss per common share                            $   (nil)       $   (nil)

     The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          SIX MONTHS ENDED JANUARY 31, 2001 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)

                                                                                           Deficit
                                                                                        Accumulated in
                                      Common                           Additional            the
                                    Stock Number                         Paid in        Developmental
                                     of Shares           Amounts          Capital            Stage                  Total
                                    ------------        -------        ----------       --------------         -------------
Balance July 31, 2000                63,453,434         $ 6,346        $2,169,351       $   (3,460,544)        $(1,284,847)
Net loss for the six months
ended 01/31/2001                                                                               (88,274)            (88,274)
                                    -----------         -------        ----------       --------------         -----------
                                    $63,453,434         $ 6,346        $2,169,351       $   (3,548,818)        ($1,373,121)

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                              Cumulative
                                                             2001        2000               from Inception
                                                         -------------------------------------------------
Operating activities:
Net Loss                                                      (88,274)    (60,841)              (3,548,818)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciaiton & Amortization                                     5,088       6,009                  188,740
Expenses paid through issuance of common stock by:
    Company                                                         -           -                  225,035
    Principal Stockholder                                           -           -                  220,900
Changes in operating assets and liabilities:
    Accounts Payable  Accrued Expenses                        (88,808)     44,595                  226,757
                                                         -------------------------------------------------
Net cash used in operating activities                        (171,994)    (10,237)              (2,687,386)
                                                         -------------------------------------------------

Investing Activities:
    Purchase of furniture and  equipment                            -           -                 (260,497)
                                                         -------------------------------------------------
Net cash provided by (used in) investing activities                 -           -                 (260,497)
                                                         -------------------------------------------------

Financing activities:
    Note payable to stock holder: Proceeds                  $ 164,794    $  8,500              $ 1,272,386
    Principal payments                                              -           -                  (51,667)
    Proceeds from the issuance of common stock (net)                -           -                1,729,760
                                                         -------------------------------------------------
Net cash provided by financing activities                     164,794       8,500                2,950,479
                                                         -------------------------------------------------
Net increase (decrease) in cash and cash equivalents           (7,200)     (1,737)                   2,596
Cash and cash equivalents, beginning of period                  9,796       2,038                        -
                                                         -------------------------------------------------
Cash and cash equivalents, end of period                    $   2,596    $    301              $     2,596
                                                         -------------------------------------------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                             $       -    $      -              $    32,420
                                                         -------------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of January 31, 2001 and its results of operations and cash flows for the six months ended January 31, 2001. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2000 Form 10-KSB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of January 31, 2001, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,373,121 as of January 31, 2001 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2001. The limited amount of liquid resources available at January 31, 2001 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to January 31, 2001. However, management believes that the net liquid assets available at January 31, 2001 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to January 31, 2001 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2003, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

         We are a developmental stage enterprise that commenced operations on October 13, 1987 and that is attempting to exploit commercially certain technology it is in the process of developing, the Rotorcam Engine, a rotary internal combustion engine. We intend to generate revenues primarily through the licensing of the engine technology and secondarily through the manufacture and sale of engines or related components or services.

         We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through January 31, 2001 of $3,548,818.

Results Of Operations

Our revenues from our inception on October 13, 1987 through January 31, 2001 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended January 31, 2001 and January 31,2000 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653. Research and development costs were $0 during the quarters ended January 31, 2001 and January 31, 2000. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,289,698. General and administrative expenses increased to $43,368 in January,2001 from $26,246 in January ,2000, or a 65% increase. Increased general and administrative expenses can be attributed to increased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees of $0 during the quarterly period ended January 31, 2001 and ,cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $413,672 on promissory notes payable to our principal stockholder and Chairman. Interest expense increased to $44,906 as of January 31, 2001 from $34,595 in January, 2000, primarily as a result of increased loans to us by our Chairman and principal stockholder.

Our net loss of $88,274 in the period ended January, 2001 increased by $27,433, or 45%, over the net loss of $60,841 in January 31, 2000. Increases in general and administrative costs and interest expense caused the overall increase.

Liquidity And Capital Resources

At January 31, 2001, we had cash and short-term investments totaling $2,596(compared to liquid assets of $9,796 at July 31, 2000), a working capital decrease of $7,200 (compared with a working capital increase of $7,758 at July 31, 2000) and a total stockholders' deficiency of $1,373,121(compared to a deficiency of $1,284,847 at July 31, 2000). The stockholders' deficiency increased due to the net loss of $88,274 incurred in the six months ended January 31, 2001.

At January 31, 2001, we had current liabilities in excess of current assets of $31,124. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at January 31, 2001 as well as July 31, 2000 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2001. Cash flows used by operating activities were $171,994 and $10,230 in January,2001 and January 2000, respectively. The limited amount of liquid resources available at January 31, 2001,and our inability to generate operating revenues and cash flows ,raise substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATION

         In July 1998 we entered into an agreement with Southwest Research Institute (SRI). Under our agreement with SRI, SRI agreed to provide an engineering study of the Rotorcam Engine at a cost of $9,750. SRI's study included an evaluation of existing Rotorcam Engine hardware and data, including test data on the current prototype, and design and analytical data that we had obtained to date. In addition, SRI agreed to prepare an evaluation report summarizing its findings and a technical and cost proposal for the next phase of work.

         In December 1998, SRI issued its Report in which SRI concluded that there were three significant advantages of the Rotorcam Engine over conventional reciprocating engines: higher torque at a specified rpm, a potential of improved cycle efficiency and energy savings, and the improvement of overall efficiency and packaging resulting from the ability to eliminate a gear box.

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

         If one of or both of the Campo-Foster business begins to achieve sufficient profitability, Messrs. Campo and Foster plan to make an offer to us to merge such profitable business(es) into the Company. Any such transaction would need to be approved by the disinterested member of our Board of Directors.

         Each of the Campo-Foster businesses is an early stage company, and we cannot provide you with any assurances that either of them will achieve a level of profitability that would make it mutually advantageous to merge the Campo-Foster businesses with the Company. Therefore, shareholders should not assume that we will merge with both or even one of these businesses at any time. Moreover, we have not entered into a binding agreement with Messrs. Campo and Foster, and, therefore, they are not legally obligated to proceed with a merger. We also cannot provide shareholders with any assurances that we will be able to agree with Mr. Campo and Mr. Foster on the terms of any such merger.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds- None

Item 3. Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2000, in the amount of $1,193,294, which consolidated amounts we owed to Mr. Campo under our prior notes . The August 1, 2000 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1, 2001.

We have defaulted on our quarterly interest payment due on November 1, 2000 and February 1, 2001. As of January 31, 2001, a total of $44,906 in unpaid interest was owed to Mr. Campo under the August 1, 2000 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2000 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2000 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information-None

Item 6. Exhibits and Reports on Form 8-K

         (A) Exhibits

                  Exhibit No.                   Description
                  -----------                   ------------
                      27              January 31, 2001 Financial Data Schedule

         (B) Reports on Form 8-K

                  There were no reports on Form 8-K during the quarter ended January 31, 2001.

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

                                      Dated: March 15, 2001

                                  By: /S/ Anthony S. Campo
                                      --------------------
                                      Anthony S. Campo, Executive Vice President
                                      Secretary and Treasurer
                                      Chief Financial Officer

                                      Dated: March 15, 2001

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

                                                            /S/ Anthony S. Campo
                                                            --------------------
                                                               Anthony S. Campo,
                                                           Chairman of the Board

                                                               /S/ Dwight Foster
                                                               -----------------
                                                         Dwight Foster, Director

                                                           /S/ Francis Pecorella
                                                           ---------------------
                                                     Francis Pecorella, Director

                                                     Dated: March 15, 2001