Form 10QSB
period 2001-04-30
MURRAY UNITED DEVELOPMENT CORP
filed 2001-06-14
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended April 30, 2001

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from ________________ to ________________

Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
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

                                    No Change
           (Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):

Yes    x          No ________

(2) Has been subject to such filing requirements for the past 90 days.

Yes    X          No ________

66,703,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of June 11, 2001.

                     MURRAY UNITED DEVELOPMENT CORPORATION

                               TABLE OF CONTENTS
                                  FORM 10-QSB

PART 1 FINANCIAL INFORMATION

Item Number                                                            Page

         Item 1.  Financial Statements

                  Balance Sheets                                         2

                  Statements of Operations                               4

                  Statements of Stockholders' Deficiency                 6

                  Statements of Cash Flow                                7

                  Notes to Financial Statements                          8

         Item 2.  Management's Discussion and Analysis
                  Or Plan of Operation                                  11

PART II OTHER INFORMATION

         Items 1-6.                                                     16

         Signatures                                                     18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                          April 30, 2001    July 31, 2000
                                          --------------    -------------
Current assets

Cash & cash equivalents                      $   798          $ 9,796
                                             -------          -------

Total current assets                         $   798          $ 9,796

Furniture & equipment, at cost, net
of accumulated depreciation                   69,212           76,844
                                             -------          -------

Total Assets                                 $70,010          $86,640
                                             =======          =======

    The accompanying notes are an integral part of the financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                  (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                          April 30, 2001         July 31, 2000
                                                          --------------         -------------
Current liabilities:
     Accounts payable and Accrued Expenses                 $    43,393           $    46,342
     Note Payable Stockholder                                       --                    --
                                                           -----------           -----------
     Total current liabilities                                  43,393                46,342

Other liabilities:
     Accrued Interest Payable                                   67,815               121,092
     Notes payable other-stockholder                         1,226,719             1,055,925
     Accrued Compensation                                      148,128               148,128
                                                           -----------           -----------
    Total other liabilities                                  1,442,662             1,325,145
                                                           -----------           -----------
    Total liabilities                                        1,486,055             1,371,487
                                                           -----------           -----------
Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     66,703,434 shares and 63,453,434                            6,671                 6,346
Additional paid-in capital                                   2,307,151             2,169,351
Deficit accumulated in the development stage                (3,729,867)           (3,460,544)
                                                           -----------           -----------
     Total stockholders' deficiency                         (1,416,045)           (1,284,847)
                                                           -----------           -----------
     Total Liabilities and Stockholders' Deficiency        $    70,010           $    86,640
                                                           ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE OF INCEPTION)
                                  (UNAUDITED)

                                                                                CUMULATIVE
                                                                               AMOUNTS FROM
                                                  2001           2000            INCEPTION
                                                  ----           ----          ------------
Income
Interest income                              $        --     $        --       $    66,465
                                             -----------     -----------       -----------
Total Income                                          --              --            66,465

Expenses
Research and Development costs                        --              --           854,653
Licensing fees-stockholder and affiliate              --              --            57,260
General and administrative expenses              201,510          62,685         2,447,840
Interest expense-stockholder and affiliate        67,813          53,095           436,579
                                             -----------     -----------       -----------
Total Expenses                                  (269,323)       (115,780)       (3,796,332)
                                             -----------     -----------       -----------

Net loss                                     $  (269,323)    $  (115,780)      $(3,729,867)
                                             -----------     -----------       -----------

Net loss per common share                         (0.004)    $      (nil)           (0.058)

Weighted average number of
common shares outstanding                     64,413,706      63,453,434        64,413,706
                                             -----------     -----------       -----------

    The accompanying notes are an integral part of the financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED APRIL 30, 2001 AND 2000
                                  (UNAUDITED)



                                                       2001           2000
                                                       ----           ----
Interest income                                     $       -      $      -
Research and Development costs                                            -
Licensing fees- stockholder and affiliate                   -             -
General and administrative expenses                   158,142        36,439
Interest expense- stockholder and affiliate            22,907        18,500
                                                    -----------------------
Total                                                (181,049)      (54,939)
                                                    -----------------------
Net loss                                            $(181,049)     $(54,939)
                                                    -----------------------
Net loss per common share                           $    (nil)     $   (nil)


    The accompanying notes are an integral part of the financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
 NINE MONTHS ENDED APRIL 30, 2001 AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE 0F INCEPTION)
                                  (UNAUDITED)

                                                                           Deficit
                                                                       Accumulated in
                                     Common               Additional        the
                                  Stock Number             Paid in      Developmental
                                   of Shares    Amounts    Capital          Stage          Total
                                  ------------  -------    -------      -------------      -----
Balance July 31, 2000              63,453,434    $6,346   $2,169,351     $(3,460,544)   $(1,284,847)
                                   ----------    ------   ----------     -----------    -----------


Issuance of common stock for
services                            3,250,000       325      137,800                        138,125
                                   ----------    ------   ----------     -----------    -----------

Net loss for the nine months
ended April 30, 2001                                                        (269,323)      (269,323)
                                   ----------    ------   ----------     -----------    -----------
                                   66,703,434    $6,671   $2,307,151     $(3,729,867)   $(1,416,045)
                                   ==========    ======   ==========     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED APRIL 30, 2001 AND 2000
          CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987 (DATE OF INCEPTION)
                                  (UNAUDTIED)

                                                                                           Cumulative
                                                               2001        2000          from Inception
                                                         ----------------------------------------------
Operating activities:
Net Loss                                                     (269,323)   (115,780)         (3,729,867)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciaiton & Amortization                                     7,631       9,014             191,283
Expenses paid through issuance of common stock by:
    Company                                                   138,125           -             363,160
    Principal Stockholder                                           -           -             220,900
Changes in operating assets and liabilities:
    Accounts Payable  Accrued Expenses                        (56,225)     27,830             259,340
                                                         ---------------------------------------------
Net cash used in operating activities                        (179,792)    (78,936)         (2,695,184)
                                                         ---------------------------------------------
Investing Activities:
    Purchase of furniture and  equipment                            -           -            (260,497)
                                                         ---------------------------------------------
Net cash provided by (used in) investing activities                 -           -            (260,497)
                                                         ---------------------------------------------
Financing activities:
    Note payable to stock holder: Proceeds                  $ 170,794    $ 77,145          $1,278,386
    Principal payments                                              -           -             (51,667)
    Proceeds from the issuance of common stock(net)                 -           -           1,729,760
                                                         ---------------------------------------------
Net cash provided by financing activities                     170,794      77,145           2,956,479
                                                         ---------------------------------------------
Net increase (decrease) in cash and cash equivalents           (8,998)     (1,791)                798
Cash and cash equivalents, beginning of period                  9,796       2,038                   -
                                                         ---------------------------------------------
Cash and cash equivalents, end of period                    $     798    $    247          $      798
                                                         ---------------------------------------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                             $       -    $      -          $   32,420
                                                         ---------------------------------------------

    The accompanying notes are an integral part of the financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of April 30, 2001 and its results of operations and cash flows for the nine months ended April 30, 2001. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2000 Form 10-KSB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of April 30, 2001, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,416,045 as of April 30, 2001 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2001. The limited amount of liquid resources available at April 30, 2001 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to April 30, 2001. However, management believes that the net liquid assets available at April 30, 2001 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to April 30, 2001 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2003, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)


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

         We are a developmental stage enterprise that commenced operations on October 13, 1987 and that is attempting to exploit commercially certain technology we are in the process of developing, the Rotorcam Engine, a rotary internal combustion engine. Historically, we have intended to generate revenues primarily through the licensing of the engine technology and secondarily through the manufacture and sale of engines or related components or services. We are currently investigating avenues of diversifying into other businesses as described in the "Plan of Operation" section of this Report, which begins on page 13.

         We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through April 30, 2001 of $3,729,867.

Results Of Operations

Our revenues from our inception on October 13, 1987 through April 30, 2001 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended April 30, 2001 and April 30,2000 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653. Research and development costs were $0 during the quarters ended April 30, 2001 and April 2000. We have had to reduce substantially our research and development activities due to liquidity problems.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)


Our cumulative loss from inception includes general and administrative expenses of $2,447,840. General and administrative expenses increased to $201,510 in April,2001 from $62,685 in April ,2000, or a 221% increase. Increased general and administrative expenses can be attributed primarily to expenses accrued in connection with the issuance of an aggregate of 3,250,000 shares of our common stock to a director and two consultants and to increased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees of $0 during the quarterly period ended April 30, 2001 and ,cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $436,579 on promissory notes payable to our principal stockholder and Chairman. Interest expense increased to $67,813 as of April 30, 2001 from $53,095 in April ,2000,or a 28% increase, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $269,323 in the period ended January, 2001 increased by $153,543, or 132%, over the net loss of $115,780 in April 30, 2000. Increases in general and administrative costs and interest expense caused the overall increase.

Liquidity And Capital Resources

At April 30, 2001, we had cash and short-term investments totaling $798(compared to liquid assets of $9,796 at July 31, 2000), a working capital decrease of $8,998 (compared with a working capital increase of $7,758 at July 31, 2000) and a total stockholders' deficiency of $1,416,045(compared to a deficiency of $1,284,847 at July 31, 2000). The stockholders' deficiency increased due to the net loss of $269,323 incurred in the nine months ended April 30, 2001.

At April 30, 2001, we had current liabilities in excess of current assets of $42,579. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at April 30, 2001 as well as July 31, 2000 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2001. Cash flows used by operating activities were $179,792 and $78,936 in April,2001 and April 2000, respectively. The limited amount of liquid resources available at April 30, 2001,and our inability to generate operating revenues and cash flows ,raise substantial doubts about our ability to continue as a going concern.

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

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

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

         In view of the projected extended period of time that we estimate it will take to complete the Second and Third Prototypes, assuming that we are able to obtain the funds to do, of which we cannot provide you with any assurances, we are presently seeking opportunities that will permit us to diversify into businesses in addition to the Rotorcam Engine. Our current diversification efforts are focused on two recently formed businesses owned jointly by Mr. Anthony Campo, the Chairman of the Company, and Mr. Dwight Foster, the President of the Company, and on the development of certain technology to remove gaseous pollutants from coal flue gas.

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

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

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

         In addition to our possible merger with one or both of the Campo-Foster businesses, in a further attempt to diversify our business, we have contracted with the Energy Institute at Penn State University to perform a series of tests to assess the ability of a proprietary cleaning solution to remove gaseous pollutants from coal flu gas. Funding for the testing was provided by a loan from our Chairman.

         The rights to the proprietary cleaning solution being tested is owned by one of the Campo-Foster businesses. If the tests are successful, the Campo-Foster business will submit the test results to the U.S. Environmental Protection Agency to make the EPA aware of the availability of this technology and will license to us the exclusive right to market and sell the proprietary cleaning solution solely for use in the coal flu gas removal application. The Campo-Foster business will retain the rights for all other applications of this product. Upon obtaining such license, we intend to seek to develop a market for the cleaning solution and may further seek to enter into a joint venture arrangement with a manufacturer of the scrubbing equipment that is necessary to implement this technology.

         The tests being performed at Penn State University have not yet been completed. However, even if the tests are successful, there can be no assurances that we will be able to successfully develop a market for the cleaning solution in the coal flu gas removal application.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds

Effective as of January 4, 2001, we issued 2,000,00 shares of our common stock, $.0001 par value, to Mr. Frank Pecorella, who is a director of the company. These shares were issued in consideration of Mr. Pecorella's past services to the company. Mr. Pecorella has been serving as one of our directors since December 1998 without compensation. Although the board approved the issuance of Mr. Pecorella's shares on January 4, 2001, such shares were not finally issued until April 14, 2001 due to a delay in issuing such shares by our transfer agent

On April 17, 2001, we issued 1,000,000 shares of our common stock to Mr. Robert Vandine and 250,000 shares of such common stock to Mr. Newell Dimen. Such shares were issued as compensation for their services to the company, principally in connection with our efforts to diversify by engaging in the testing for possible marketing and sale of a proprietary cleaning solution for use in coal and oil burning smoke stacks.

The shares issued to Mr. Pecorella, Mr. Dimen and Mr. Vandine were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided under Section 4(2) of such Act. Such shares are therefore "restricted securities" within the meaning of the Securities Act of 1933 and may not be transferred by any such individual unless such shares are registered or there is an exemption available with respect to such transfer.

On April 17, 2001, the Board also approved the issuance of a non-qualified option to Mr. Dwight Foster to purchase 15,000,000 shares of our common stock at an exercise price of $.02 per share, which was the closing price of our common stock on the date the option was approved. The expiration, termination and other terms of such option have not yet been agreed upon by us and Mr. Foster. In awarding such option, the Board considered Mr. Foster's past services to us and that Mr. Foster has served as President of the company since December 1998, and as director of the company since March 2000, in each case without compensation.

Item 3. Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2000, in the amount of $1,193,294, which consolidated amounts we owed to Mr. Campo under our prior notes . The August 1, 2000 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2001.

We have defaulted on our quarterly interest payment due on November 1,2000 , February 1, and May 1, 2001. As of April 30, 2001, a total of $67,815 in unpaid interest was owed to Mr. Campo under the August 1, 2000 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2000 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2000 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information-None

Item 6. Exhibits and Reports on Form 8-K

         (A) Exhibits

                  None

         (B) Reports on Form 8-K


There were no reports on Form 8-K during the quarter ended April 30, 2001.

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

                                      Dated: June 11, 2001

                                  By: /S/ Anthony S. Campo
                                      --------------------
                                      Anthony S. Campo, Executive Vice President
                                      Secretary and Treasurer
                                      Chief Financial Officer

                                      Dated: June 11, 2001

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

                                      Dated: June 11, 2001