Form 10KSB40
period 2001-07-31
MURRAY UNITED DEVELOPMENT CORP
filed 2001-10-29
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the fiscal year ended July 31, 2001

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the transition period from _______________ to _________________

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
                         (Name of Small Business Issuer)

             Delaware                                   22-2856171
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)


   P.O. Box 224, Landing, New Jersey                       07850
----------------------------------------            -------------------
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

The Registrant did not have any revenues during its fiscal year ended July 31, 2001.

As of October 24, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as computed by reference to the closing price of such stock on such date was approximately $5,285,208.

68,703,434 shares of the registrant's Common Stock were outstanding as of October 26, 2001.

Transitional Small Business Disclosure Format:

Yes [   ]   No [ X ]

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
         -  Item 7.      Financial Statements                         18
         -  Item 8.      Changes in and Disagreements
                         With Accountants on Accounting
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

         We continue to believe that pollution and depleting petroleum resources continue to stimulate commercial interest in engines designed to run on alternative fuels. Although numerous alternative engines have been researched and developed by both the government and the private sectors, none has received widespread commercial acceptance. We have been engaged in the research, design and development of the Rotorcam Engine technology since our inception in 1988. Since inception, we have spent, all together, approximately $854,653 on such research and development. However, due principally to a shortage of operating funds, we did not incur any expenses for research and development costs during our fiscal years ended July 31, 2001 and 2000, and we incurred only $14,750 for such research and development costs during our fiscal year ended July 31, 1999.

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

         We are attempting to locate a funding source for the $350,000 to $375,000 amount required to complete the Second Prototype. In June 2001 we began discussions with a representative of the U.S. Department of Energy for a research grant to build the Second Prototype. Although we intend to continue to pursue this possible source of funding, we cannot give you any assurances that such grant will be approved or, even if approved, that such grant will provide sufficient funding to complete the Second Prototype. Other possible sources for funding include exercise of our 15,398,000 outstanding Class B Warrants, an offering of the Company's equity securities, and/or borrowing from private sources. We intend to attempt to raise the funds necessary to complete the Second Prototype from such sources, but we cannot give you any assurances that we will be able to do so. If we are unable to raise such funds, we may never be able to further develop the Rotorcam Engine.

         On April 20, 2000, we filed a Registration Statement with the United States Securities and Exchange Commission ("SEC"), which became effective on May 3, 2000. The Registration Statement, together with the qualification or exemptions from qualification obtained in several states where holders of our class B Warrants reside, permit such holders to exercise their Class B Warrants under the laws of the United States and those states where we have either qualified or obtained an exemption from qualifying the shares of our Common Stock for which the Warrants are exercisable. To date, none of such Class B Warrant holders have exercised their Class B Warrants due principally to the fact that, with limited exceptions, the market price of our Common Stock has been lower than the exercise price of the Class B Warrants since the effective date of the Registration Statement. Unless the market price of our Common Stock shall exceed the exercise price of the Class B warrants in the future, it is unlikely that any of the holders of such Warrants will exercise them, and we may not be able to raise the funds needed to develop the Second Prototype from such source.

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

         In view of the projected extended period of time that we estimate it will take to complete the Second and Third Prototypes, assuming that we are able to obtain the funds to complete such prototypes, of which we cannot provide you any assurances, we are presently seeking opportunities that will permit us to diversify into businesses in addition to the Rotocam Engine. Our current diversification efforts are focused on two businesses owned jointly by Mr. Anthony Campo, the Chairman of the Company, and Mr. Dwight Foster, the President of the Company, and on a proprietary solution for removing sulfur emissions from coal burning flue gas.

         One of the Campo-Foster businesses manufactures and distributes a line of commercial degreasers that are environmentally safe and are not harmful to contact surfaces or users. Products will be marketed to the automotive, restaurant, marine, airline and other industries. Although this company has begun sales, it has not achieved significant revenues to date. The second Campo-Foster business is presently engaged in researching and developing an emissions neutralizer control system that would counteract the pollutants generated by fuel burning devices and equipment.

         If one of or both of the Campo-Foster businesses begins to achieve sufficient profitability, Messrs. Campo and Foster plan to make an offer to us to merge such profitable business(es) into the Company. Any such transaction would need to be approved by the disinterested member of our Board of Directors and would require a vote in favor of such merger by the holders of a majority of our outstanding shares of Common Stock.

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

         We are also investigating the ability of a proprietary cleaning solution owned by Chrisal America Corporation, one of the two Campo-Foster businesses referred to above, to remove sulfur emissions from coal burning flue gas. In June 2001, Penn State University agreed to conduct laboratory tests of the application of a proprietary liquid owned by Chrisal America Corporation to the reduction of sulfur from coal burning flue gas. The method of application of the liquid was developed by a consultant to the Company and is the proprietary know-how of Murray United Development Corp. for which a provisional patent application has been filed with the U.S. Patent and Trademark Office
(PTO). We have also filed an application with the PTO for protection of our trademark, KLENZ-SAFE (TM), which we intend to use if we determine that this technology is commercially viable.

         When coal burning flue gas was introduced through the liquid using our proprietary methodology during the laboratory testing at Penn State, the capture rate of sulfur reached a maximum of 99.2% and maintained a minimum 98% rate throughout the testing. We are presently negotiating with a utility company to conduct field tests in working power generator stations to determine whether application of the liquid using the company's know-how will achieve results that will provide a commercial advantage over competing technologies. Management believes it will be able to reach agreements with one or more utility companies to field test our technology without cost to us. Such testing is expected to take from 4 to 12 months to be completed. If the field tests are successful, we intend to attempt to license our technology to power generating plants.

         Because we are still in the testing stage, we have not yet entered into a formal license agreement with Chrisal America Corporation for its proprietary cleaning solution. However, Mr. Campo and Mr. Foster have agreed to license to us the right to use and sell the cleaning solution in an arm's length transaction.

         Management believes that if the company commences the sale of the cleaning solution for flue gas reduction, the costs of compliance with environmental laws will not be significant.

         We cannot provide any assurances that the results of the field tests will be successful or, even if they are successful, that we will be able to achieve successful commercialization of our KLENZ-SAFE technology. We also cannot provided any assurances that the PTO will grant a patent on our technology.

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

         We have also filed an application for a provisional patent covering the method of applying Chrisal Corporation's proprietary cleaning solution to the reduction of sulfur emissions from coal burning flue gas.

EMPLOYEES AND CONSULTANTS

         We currently have one employee, Mr. Dwight Foster, whom the Board appointed as our President and Chief Executive Officer in December 1998. Mr. Anthony Campo, who is our Chairman of the Board, Executive Vice-President, Secretary and Treasurer also provides us with general administrative services. We have from time to time also retained the services of consultants, who have provided us with engineering services as needed, with payment being made on an hourly basis and/or through the issuance of our Common Stock. Mr. Robert Vandine and Mr. Newell Dimen have recently provided us with consulting services for which they were issued 750,000 shares and 250,000 shares, respectively, of our Common Stock. Mr. Vandine was also issued 250,000 shares of such Common Stock for consulting services he had previously rendered to us.

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

         Management believes that if we commence selling or licensing the cleaning solution for redution of sulfur in flue gases, the costs of compliance with environmental or other laws will not be significant.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

         Our Common Stock has been quoted on the over-the counter market since March 24, 1988 but has not been included in the NASDAQ system. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commission, for the periods indicated below are:

                               Year Ended July 31,

                         2001                       2000
                   ----------------           -----------------
                   High       Low             High        Low
                   ----       ---             ----        ---
1st Quarter        $.11       $.06            $.031       $.01
2nd Quarter        $.08       $.041           $.074       $.01
3rd Quarter        $.125      $.02            $10.12      $.05
4th Quarter        $.192      $.04            $2.00       $.055

         Reporting by the National Quotation Bureau, Inc. of quotations for our Common Stock does not evidence an established public trading market for such stock, and holders of our Common Stock may not be able to liquidate their investment at acceptable prices. Moreover, such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not be indicative of actual trading transactions. As of October 24, 2001 there were approximately 812 holders of record of our Common Stock.

         On March 15, 1999, we issued 2.5 million shares of our Common Stock to Mr. Jay Pesko in consideration of his prior consulting and financing services to the Company. Such shares were issued in a "private placement" transaction under
Section 4(2) of the Securities Act of 1933, as amended. As of the issuance date of March 15, 1999, such shares had a per share value of $.03. Based solely on such market price, the value of the grant to Mr. Pesko was therefore approximately $75,000.

         Effective as of January 4, 2001, we issued 2,000,000 shares of our common stock, $.0001 par value, to Mr. Frank Pecorella, who is a director of the Company. These shares were issued in consideration of Mr. Pecorella's past services to the Company. Mr. Pecorella has been serving as a director of the Company since December 1998 without compensation. On January 4, 2001, the closing price of our Common Stock as quoted on the Over the Counter Bulletin Board was $0.0525 per share. Based solely on such market price, the value of the grant to Mr. Pecorella was therefore approximately $105,000.

         On April 17, 2001, we issued 1,000,000 shares of our common stock to Mr. Robert Vandine and 250,000 shares of such common stock to Mr. Newell Dimen. Such shares were issued as compensation for their services to the Company, principally in connection with our efforts to diversify by engaging in the testing of a proprietary cleaning solution for use in coal and oil burning smoke stacks.

         The shares issued to Mr. Pecorella, Mr. Dimen and Mr. Vandine were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 permitted by Section 4(2) of such Act. Such shares are therefore "restricted securities" within the meaning of the Securities Act of 1933 and may not be transferred by any such individuals unless such shares are registered or there is an exemption available with respect to such transfer. On April 17, 2001, the closing price of our Common Stock as quoted on the Over the Counter Bulletin Board was $0.034 per share. Based solely on such market price, the value of the grant to Mr. Vandine was therefore approximately $34,000, and the value of the grant to Mr. Dimen was approximately $8,500.

         On April 17, 2001, the Board approved the grant of a non- qualified stock option to Mr. Dwight Foster for up to 15,000,000 shares of our Common Stock at an exercise price of $0.02 per share. The closing price of our common stock on the date the option was approved was $0.034. The expiration, vesting, and other terms of such option have not yet been determined by the Board. Mr. Foster has served as President of the Company since December 1998, and as director of the Company since March 2000, in each case without any compensation.

         Effective on May 2, 2001, we issued 1,000,000 shares of our Common Stock to James P. O'Day in satisfaction of $45,000 owed to Mr. O'Day for accounting services previously performed by him and $5,000 of additional accounting services to be performed after May 2, 2001. On May 2, 2001, the closing price of our Common Stock was $0.05 per share. Based solely on such market price, the value of the grant to Mr. O'Day was therefore approximately $50,000.

         Effective on May 2, 2001, we issued 1,000,000 shares of our Common Stock to Jubran Jubran in satisfaction of $40,000 owed to Mr. Jubran for tax and financial consulting services previously performed by him for the Company and $10,000 of additional financial consulting services to be performed after May 2, 2001. On May 2, 2001, the closing price of our Common Stock was $.005 per share. Based solely on such market price, the value of the grant to Mr. Jubran was therefore approximately $50,000.

         The shares issued to Mr. O'Day and Mr. Jubran were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Act. Such shares are therefore "restricted securities" within the meaning of the Securities Act of 1933 and may not be transferred by Mr. O'Day and Mr. Jubran unless such shares are registered or there is an exemption available with respect to such transfer. The Company has agreed to register the shares issued to Mr. O'Day and Mr. Jubran by filing a registration statement on Form S-8 with the Securities and Exchange Commission. Each of Mr. O'Day and Mr. Jubran have agreed, however, that notwithstanding any registration of their shares, he will not sell or otherwise transfer more than fifty (50%) percent of such shares until one year after the date of their issuance.

         Holders of our Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available to pay such dividends. To date, no dividends have been declared or paid, and the Board of Directors has no present intention of declaring dividends on our Common Stock in the foreseeable future. Whether dividends are declared in the future will depend upon our profitability, financial condition and other factors deemed relevant by our Board of Directors.

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

                    FISCAL YEAR ENDED JULY 31, 2001
     AS COMPARED TO FISCAL YEARS ENDED JULY 31, 2000 AND 1999

RESULTS OF OPERATIONS

         We have never derived any revenues from our operations and have incurred cumulative losses from our inception on October 13, 1987 through July 31, 2001 of $3,844,466. Our revenues from inception through July 31, 2001, totaling $66,465, were derived from interest earned. There was no change in interest income earned in our fiscal year that ended on July 31, 2001, as was the case in fiscal 2000, due to a continued shortage of funds for investment purposes.

         Our cumulative loss from inception includes research and development costs of $854,653. We did not incur any research and development costs in fiscal 2001 or 2000 due to a shortage of operating capital, and we incurred only $14,750 of such costs in fiscal 1999.

         Our cumulative loss from inception includes general and administrative expenses of $2,539,309. General and administrative expenses increased by 521% to $292,979 in fiscal 2001 from a credit of $67,397 in fiscal 2000 and decreased by 151% during fiscal 2000 from $130,925 in fiscal 1999. The increase in fiscal 2001 was due principally to increases in general and administrative expenses, such as legal and accounting fees, and other expenses.

         The cumulative loss from inception also includes past licensing fees of $57,260 that had accrued and been paid to one of our former officers. It includes interest expense of $459,709 on loans payable to our Chairman, Mr. Anthony Campo, and to one of our former officers. Interest expense increased to $90,943 in fiscal 2001 from $72,450 in fiscal 2000, or 26%. Interest expense also increased by 12% to $72,450 in fiscal 2000 from $64,919 in fiscal 1999 due to an increase in interest costs associated with the amount outstanding on a promissory note from the Company to Mr. Anthony Campo.

         The net loss of $383,922 in fiscal 2001 increased by $378,869, or 7312%, from fiscal 2000 due to increased general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2001 we had cash and short-term investments totaling $2,270 (compared to liquid assets of $9,796 at July 31, 2000), a working capital deficiency of $7,526 (compared to working capital of $7,758 at July 31, 2000), and a total stockholders' deficiency of $1,421,269 (compared to $1,284,847 at July 31, 2000). Cash balances decreased in fiscal 2001 because of the net loss of $383,922, whereas the increase in working capital in fiscal 2000 was due to an increase in loans from a stockholder of $138,145. The stockholders' deficiency increased by $136,422 due to the net loss incurred in July 31, 2001, as compared to a $5,053 increase in stockholders' deficiency at July 31, 2000.

As of July 31, 2001 we had current liabilities in excess of current assets of $2,248. Since we have not been able to commercially use our engine technology to generate any revenues through that date, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at July 31, 2001 and 2000 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive cash flows during the twelve-month period subsequent to July 31, 2001. Cash flows used by operating activities were $198,220 and $130,387 in fiscal 2001 and fiscal 2000, respectively. The limited amount of liquid resources that were available to us as of July 31, 2001 and our inability to generate operating revenues and cash flows raise substantial doubt about our ability to continue as a going concern.

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

         We are attempting to locate a funding source for the $350,000 to $375,000 amount required to complete the Second Prototype. In June 2001 we began discussions with the U.S. Department of Energy for a research grant to build the Second Prototype. Although we intend to continue to pursue this possible source of funding, we cannot give you any assurances that such grants will be approved or, even if approved, that such grants will provide sufficient funding to complete the Second Prototype. Other possible sources for funding include, exercise of our 15,398,000 outstanding Class B Warrants, an offering our equity securities, and/or borrowing from private sources. We intend to attempt to raise the funds necessary to complete the Second Prototype from such sources but we cannot give you any assurances that we will be able to do so. If we are unable to raise such funds, we may never be able to further develop the Rotorcam Engine.

         On April 20, 2000, we filed a Registration Statement with the United States Securities and Exchange Commission ("SEC"), which became effective on May 3, 2000. The Registration Statement, together with the qualification or exemptions from qualification obtained in several states where holders of our class B Warrants reside, permit such holders to exercise their Class B Warrants under the laws of the United States and those states where we have either qualified or obtained an exemption from qualifying the shares of our Common Stock for which the Warrants are exercisable. To date, none of such Class B Warrant holders have exercised their Class B Warrants due principally to the fact that, with limited exceptions, the market price of our Common Stock has been lower than the exercise price of the Class B Warrants since the effective date of the Registration Statement. Unless the market price of our Common Stock shall exceed the exercise price of the Class B warrants in the future, it is unlikely that any of the holders of such Warrants will exercise them and we may not be able to raise the funds needed to develop the Second Prototype from such source.

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

         In view of the projected extended period of time that we estimate it will take to complete the Second and Third Prototypes, assuming that we are able to obtain the funds to do, of which we cannot provide you with any assurances, we are presently seeking opportunities that will permit us to diversify into businesses in addition to the Rotocam Engine. Our current diversification efforts are focused on two businesses owned jointly by Mr. Anthony Campo, the Chairman of the Company, and Mr. Dwight Foster, the President of the Company, and on a proprietary solution for removing sulfur emissions from coal burning flue gas.

         One of the Campo-Foster businesses manufactures and distributes a line of commercial degreasers that are environmentally safe and are not harmful to contact surfaces or users. Products will be marketed to the automotive, restaurant, marine, airline and other industries. Although this company has begun sales, it has not achieved significant revenues to date. The second Campo-Foster business is presently engaged in researching and developing an emissions neutralizer control system that would counteract the pollutants generated by fuel burning devices and equipment.

         If one of or both of the Campo-Foster businesses begins to achieve sufficient profitability, Messrs. Campo and Foster plan to make an offer to us to merge such profitable business(es) into the Company. Any such transaction would need to be approved by the disinterested member of our Board of Directors and would require a vote in favor of such merger by the holders of a majority of our outstanding shares of Common Stock.

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

         We are also investigating the ability of a proprietary cleaning solution owned by Chrisal America Corporation, one of the two Campo-Foster businesses referred to above, to remove sulfur emissions from coal burning flue gas. In June 2001, Penn State University agreed to conduct laboratory tests of the application of a proprietary liquid owned by Chrisal America Corporation to the reduction of sulfur from coal burning flue gas. The method of application of the liquid was developed by a consultant to the Company and is the proprietary know-how of Murray United Development Corp. for which a provisional patent application has been filed with the U.S. Patent and Trademark Office (PTO). We have also filed an application with the PTO for protection of our trademark, KLENZ-SAFE (TM), which we intend to use if we determine that this technology is commercially viable.

         When coal burning flue gas was introduced through the liquid using our proprietary methodology during the laboratory testing at Penn State, the capture rate of sulfur reached a maximum of 99.2% and maintained a minimum 98% rate throughout the testing. We are presently negotiating with a utility company to conduct field tests in working power generator stations to determine whether application of the liquid using the company's know-how will achieve results that will provide a commercial advantage over competing technologies. Management believes it will be able to reach agreements with one or more utility companies to field test our technology without cost to us. Such testing is expected to take from 4 to 12 months to be completed. If the field tests are successful, we intend to attempt to license our technology to power generating plants.

         Because we are still in the testing stage, we have not yet entered into a formal license agreement with Chrisal America Corporation for its proprietary cleaning solution. However, Mr. Campo and Mr. Foster have agreed to license to us the right to use and sell the cleaning solution in an arm's length transaction.

         Management believes that if the company commences the sale of the cleaning solution for flue gas reduction, the costs of compliance with environmental laws will not be significant.

         We cannot provide any assurances that the results of the field tests will be successful or, even if they are successful, that we will be able to achieve successful commercialization of our KLENZ-SAFE technology. We also cannot provided any assurances that the PTO will grant a patent on our technology.

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

        The O'Day Firm's reports on our financial statements for the two (2) years prior to their termination did not contain an adverse opinion or a disclaimer of opinion and, except for a modification as to a going concern uncertainty, such reports were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

          During the Company's two (2) fiscal years and any subsequent interim period preceding the change in accountants, there were no disagreements with the O'Day Firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the O'Day Firm, would have caused such firm to make a reference to the subject matter of such disagreements in connection with their reports.

          During the Company's two (2) fiscal years and any subsequent interim period preceding the change in accountants, the O'Day Firm did not advise us that internal controls necessary for the Company to develop reliable financial statements did not exist.

          During the Company's two (2) fiscal years and any subsequent interim period preceding the change in accountants, the O'Day Firm did not advise us that information had come to its attention that led the O'Day Firm to no longer be able to rely on management's representations, or that made them unwilling to be associated with the financial statements prepared by management.

          During the Company's two (2) fiscal years and any subsequent interim period preceding the change in accountants, the O'Day Firm did not advise us of the need to expand significantly the scope of its audit, or that information had come to its attention during such period that, if further investigated, might materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may have prevented such firm from rendering an unqualified audit report on those financial statements).

          During the Company's two (2) fiscal years and any subsequent interim period preceding the change in accountants, the O'Day Firm did not advise us that information had come to its attention that such firm had concluded materially impacted the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering a fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the O'Day Firm's satisfaction, would have prevented such firm from rendering an unqualified audit report on those financial statements), and due to the O'Day Firm's dismissal, or for any other reason, the issue had not been resolved to its satisfaction prior to their dismissal.

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

                                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         In December 1998, Mr. Anthony Campo resigned as President and Chief Executive Officer of the Company but remained as Chairman of the Board, and the Board appointed Mr. Dwight Foster as President and CEO and Mr. Campo as Executive Vice President, Secretary and Treasurer. In December 1998, the Board appointed Mr. Frank Pecorella as a Director of the Company, and in April 2000, the Board appointed Mr. Dwight Foster as a Director of the Company to replace Mr. Thomas Caltabiano, who resigned as a Director in April 2000. Our present executive officers and directors, their ages and present positions are as follows:

                                                                    First year
Name                 Age      Position                              Elected
----                 ---      --------                              -------


Anthony Campo        61       Chairman of the Board,                1993
                              Executive Vice President,
                              Secretary and Treasurer

Dwight Foster        52       Director, President and               2000
                              Chief Executive Officer

Frank Pecorella      49       Director                              1998

         All of our directors will hold office until the next meeting of shareholders and until their successors have been duly elected and qualified. All of our executive officers will hold office until the next annual meeting of the directors and until their successors have been duly appointed and qualified.

ANTHONY S. CAMPO

         Mr. Anthony S. Campo has been a Director of the Company since January 1993. He was elected Chairman of the Board on July 28 1995 and was appointed Secretary of the Company in December 1995 and President and Chief Executive Officer in December 1997. In December 1998, Mr. Campo resigned as President and Chief Executive Officer and was appointed as Executive Vice President, Secretary and Treasurer of the Company. Mr. Campo has been President of Chester Hill Manors, Inc. from June 1996 to the present and of The Campo Organization, Inc. from December 1998 to the present. From June 1996 to December 1996, he was President of Archwood Estates, Inc. Each of such companies developed and constructed residential housing.

DWIGHT FOSTER

         Mr. Dwight Foster was elected President and Chief Executive Officer of the Company in December 1998 and was appointed to the Board of Directors in March 2000. Since September 1997, Mr. Foster has been acting as a liaison between the Company and Southwest Research Institute, a well-known not-for-profit research and development institute. From 1983 to the present Mr. Foster has been the owner/operator of the National Automobile Dealers Exchange Services, which represents automobile dealers at premier automobile auctions. In addition, from 1972 to the present, Mr. Foster has been employed as a consultant to start-up and emerging companies, advising such companies on product development, marketing, public relations and financing. From February 1999 to the present, Mr. Foster has acted as President of Chrisal America Corporation, which markets and sells environmentally safe cleaning products.

FRANK PECORELLA

         Mr. Frank Pecorella was appointed as a member of the Board of Directors in December 1998. Since September 2001, Mr. Pecorella has been employed by Fleet Bank/Quick & Reilly as an investment consultant. From March 2000 to August 2001, Mr. Pecorella was employed by Citicorp Investment Services as an investment consultant. From February 1999 to February 2000, Mr. Pecorella was employed by Chase Investment Services as an investment consultant, and from January 1996 to February 1999, Mr. Pecorella was employed by Citicorp Investment Services as an investment consultant.

         There are no family relationships among our directors and officers.

Item 10. EXECUTIVE COMPENSATION

         Effective as of January 4, 2001, we issued 2,000,00 shares of our Common Stock, $.0001 par value, to Mr. Frank Pecorella, who is a director of the Company. These shares were issued in consideration of Mr. Pecorella's past services to the Company. Mr. Pecorella has been serving as a director of the Company since December 1998 without any compensation.

         The shares issued to Mr. Pecorella were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 permitted by Section 4(2) of such Act. Such shares are therefore "restricted securities" within the meaning of the Securities Act of 1933 and may not be transferred by Mr. Pecorella unless such shares are registered or there is an exemption available with respect to such transfer. The closing price of our shares on January 4, 2001 was $.0525. Therefore, the value of the grant to Mr. Pecorella, without considering any discount due to the restricted character of such shares, was $105,000.

         During the past three fiscal years, we did not pay any cash or other compensation to any director or executive officer of the company except for the grant to Mr. Pecorella described in the prior two paragraphs and except for the grant of an option to Mr. Foster, our Chief Executive Officer, to purchase up to 15 million shares of our Common Stock described below.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------------------------
                 Number of            Percent of
                 Securities           Total                                Closing
                 Underlying           Options/           Exercise          Price on Date
                 Options/SARs         SARs Granted       Price             of Grant
Name             Granted              To Employees       ($/Sh)            ($/Sh)             Expiration Date
                                      In Fiscal
                                      Year
-----------------------------------------------------------------------------------------------------------------
Dwight           15,000,000           100 %              $0.02             $0.034             Not yet determined
Foster
-----------------------------------------------------------------------------------------------------------------

         The expiration, vesting, and other terms of the option granted to Mr. Foster have not yet been determined by the Board. Mr. Foster has served as President of the Company since December 1998, and as director of the Company since March 2000, in each case without any compensation.

         Our prior Key Employee Stock Option Plan terminated by its own terms in October 1997. No options that were granted under that plan were exercised during fiscal years ended 2001 or 2000, and no options granted under such plan are presently outstanding. We do not presently have any other option plan or any defined benefit plan in effect.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         We have provided below information as of October 26, 2001 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Name and                       Amount and
Address of                     Nature of                     Percent
Beneficial Owner (1)(2)        Beneficial Ownership          of Class
-----------------------        --------------------          --------
Anthony S. Campo (3)            108,503,500                    63.5%

Dwight Foster (4)                    96,500                    0.10%

Frank Pecorella                   3,390,000                     4.9%

All Directors and
Executive Officers

as a Group (3 persons)          111,990,000                    65.1%


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

(3) In addition to 3,420,000 owned individually by Mr. Campo, includes (i) 2,150,000 shares held by Mr. Campo's wife, (ii) 922,400 shares held by Mr. Campo's children, (iii) 1,100,000 shares that may be acquired by Mr. Campo upon the exercise of Class B Warrants, (iv) 911,100 shares that may be acquired by the children of Mr. Campo upon exercise of Class B Warrants, and (v) 100,000,000 shares that may be acquired by Mr. Campo upon the conversion of his Promissory Note from the Company dated August 1, 2001 (see "Certain Transactions".)

(4) Includes 21,500 shares held by Mr. Foster's wife. Does not include up to 15,000,000 shares that may be acquired upon exercise of an option that the Board granted to Mr. Foster (the terms and conditions of which have not been determined by the Board as of the date hereof), no portion of which option shall in any event be exercisable within sixty (60) days of the date hereof.

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

In September 2000, the Board approved the issuance of a new Note to Mr. Campo dated August 1, 2000 in the principal amount of $1,193,294 to replace the August 1, 1998 Note that matured on August 1, 2000. The principal amount of the August 1, 2000 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2000, including accrued interest thereon through July 31. 2000.

Except for the increased principal amount of the August 1. 2000 Note, the terms of such Note were the same as the August 1, 1998 Note.

In September 2001, the Board approved the issuance of a new Note to Mr. Campo dated August 1, 2001 in the principal amount of $1,337,552 to replace the August 1, 2000 Note that matured on August 1, 2001. The principal amount of the August 1, 2001 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2001, including accrued interest thereon through July 31, 2001. Except for the increased principal amount of the August 1, 2001 Note, the terms of such Note were the same as the August 1, 1998 and August 1, 2000 Notes.

Since we do not have any revenues, it is very doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2001 Note until such time as we have operating revenues or until we raise funds from an independent source, both of which events may not occur at any time.

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits and Financial Statements:

         (a)      1. Financial Statements

                     The following documents are included in Part II, Item 7:

         (i)      Report of Independent Accountants
         (ii)     Balance Sheets as of July 31, 2001 and July 31, 2000
         (iii) Statements of Income for the fiscal years ended July 31,2001, 2000 and 1999
         (iv) Statement of Cash Flows for the fiscal years ended July 31,2001, 2000, and 1999
         (v) Statements of Changes in Stockholders' Equity for the fiscal years ended July 31, 2001, 2000 and 1999
         (vi)     Notes to Financial Statements

         2. The exhibits which are required by Item 601 of regulation S-B are listed in the Index to Exhibits beginning on page 30 of this Form 10-KSB

(b)      Reports on Form 8-K.

         Not Applicable.

MURRAY UNITED DEVELOPMENT CORP.
FINANCIAL STATEMENTS
INDEX

                                                               Page No.
                                                               --------
(i)   Reports of Independent Accountants                       F-1 and F-2

(ii)  Balance Sheets as of July 31, 2001
      and July 31, 2000                                        F-3

(iii) Statements of Operations for the fiscal years
      ended July 31, 2001, 2000 and 1999                       F-4

(iv)  Statements of Changes in Stockholders'
      Equity (Deficiency) for the fiscal years ended
      July 31, 2001, 2000 and 1999                             F-5 to F-11

(v)   Statement of Cash Flows for the fiscal
      years ended July 31, 2001, 2000, and 1999                F-12

(vi)  Notes to Financial Statements                            F-13 to F-19

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MURRAY UNITED DEVELOPMENT CORPORATION
                                              (Registrant)


                                 By:  /s/ DWIGHT FOSTER
                                     ---------------------------------------
                                      Dwight Foster
                                      President and Chief Executive Officer

                                      Dated: October 26, 2001


                                 By:  /s/ ANTHONY S. CAMPO
                                     ---------------------------------------
                                      Anthony S. Campo, Executive Vice
                                      President
                                      Secretary and Treasurer
                                      Chief Financial Officer

                                      Dated: October 26, 2001

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ ANTHONY CAMPO
                                      --------------------------------------
                                      Anthony S. Campo,
                                      Chairman of the Board


                                       /s/ DWIGHT FOSTER
                                      --------------------------------------
                                      Dwight Foster, Director

                                       /s/ FRANK PECORELLA
                                      --------------------------------------
                                      Frank Pecorella, Director

                                      Dated: October 26, 2001

                                List of Exhibits

Exhibit No.                           Exhibit                        Page No.
-----------                           -------                        --------

(3)  (a)      Articles of Incorporation and Bylaws                       *

     (b)      Amended and Restated Bylaws                                **

(10)          Material contracts

     (a)      Promissory Note dated August 1, 1998 from
              the Company to Mr. Anthony S. Campo                        ***

     (b)      Amendment dated March 15, 2000 to Company's
              Promissory Note dated August 1, 1998                       **

     (c)      Promissory Note dated August 1, 2000 from                  ****
              the Company to Mr. Anthony Campo

     (d) Promissory Note dated August 1, 2001 from the Company to Mr. Anthony Campo

(23) (a)      Consent of Albrecht, Viggiano,
              Zureck & Company, P.C.

     (b)      Consent of James P. O'Day,C.P.A., P.C.

                  * Filed with the registrant's Registration Statement on Form S-18 dated December 9, 1987 (Registration No. 33-19048-NY) and Amendment Nos. 2 and 3 thereto dated February 17, 1988 and February 22, 1988, respectively, and incorporated herein by reference.

                  ** Filed with the registrant's Registration Statement on Form SB-2 dated April 20, 2000 (amending its Form S-18 Registration Statement) and incorporated herein by reference.

                  *** Filed with the registrant's Annual Report on Form 10-KSB for the year ended July 31, 1998 and incorporated herein by reference.

                  **** Filed with the registrant's Annual Report on Form 10-KSB for the year ended July 31, 2000 and incorporated herein by reference.

                   MURRAY UNITED DEVELOPMENT CORPORATION

                              FINANCIAL STATEMENTS

                       Years Ended July 31, 2001 and 2000

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
INDEPENDENT AUDITORS' REPORTS..................................    F-1 - F-2

FINANCIAL STATEMENTS

    Balance Sheets.............................................          F-3

    Statements of Operations...................................          F-4

    Statements of Stockholders' Equity (Deficiency)............   F-5 - F-11

    Statements of Cash Flows...................................         F-12

    Notes to Financial Statements..............................  F-13 - F-19

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
                                                                 (631) 434-9500


                               ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Murray United Development Corporation
Landing, New Jersey

We have audited the accompanying balance sheets of Murray United Development Corporation (a Company in the development stage) as of July 31, 2001 and 2000, and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended July 31, 2001 and 2000, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray United Development Corporation as of July 31, 2001 and 2000, and its results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of July 31, 2001, the Company had not generated any operating revenues and had suffered recurring losses from operations from inception and had a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hauppauge, New York
October 22, 2001

                                                    James P. O'Day, C.P.A., P.C.
                                                               21 Village Square
                                                      Glen Cove, New York  11542
                                                              Phone 516-671-0513
                                                                Fax 516-671-5353



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Murray United Development Corporation


We have audited the accompanying balance sheets of MURRAY UNITED DEVELOPMENT CORPORATION (A Company in the Development Stage) as of July 31, 1999 and 1998, the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended July 31, 1999, 1998 and 1997 and the cumulative amounts from October 13, 1987 (date of inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray United Development Corporation as of July 31, 1999 and 1998, and its results of operations and cash flows for the years ended July 31, 1999, 1998 and 1997 and the cumulative amounts from October 13, 1987 (date of inception),in conformity with generally accepted accounting principles.

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





James P. O'Day, C.P.A., P.C.

January 24, 2000
Glen Cove, New York
                                       F-2

                     MURRAY UNITED DEVELOPMENT CORPORATION
                     (A Company in the Development Stage)

                                BALANCE SHEETS

                            JULY 31, 2001 and 2000

                                                                  2001               2000
                                                              -----------        -----------
ASSETS

Current Assets
     Cash and cash equivalents                                $     2,270        $     9,796
     Loan receivable                                                2,000                -0-

Property, Plant, and Equipment, net                                66,669             76,844
                                                              -----------        -----------
     Total Assets                                             $    70,939        $    86,640
                                                              ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
     Accounts payable                                         $     6,518        $    46,342
                                                              -----------        -----------
          Total Current Liabilities                                 6,518             46,342
                                                              -----------        -----------
Long-Term Liabilities
     Accrued compensation                                         148,128            148,128
     Accrued interest payable                                      90,943            121,092
     Notes payable - stockholder                                1,246,619          1,055,925
                                                              -----------        -----------
          Total Long Term Liabilities                           1,485,690          1,325,145
                                                              -----------        -----------
     Total Liabilities                                          1,492,208          1,371,487
                                                              -----------        -----------

Commitments

Stockholder's Equity
     Capital stock - par value $.0001; authorized
        200,000,000 shares; issued and outstanding
        68,703,434 and 63,453,434 shares                            6,871              6,346
     Additional paid-in capital                                 2,416,326          2,169,351
     Deficit accumulated in the development stage              (3,844,466)        (3,460,544)
                                                              -----------        -----------
          Total Stockholders' Equity                           (1,421,269)        (1,284,847)
                                                              -----------        -----------
     Total Liabilities & Stockholders' Equity                 $    70,939        $    86,640
                                                              ===========        ===========

      See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                                             Cumulative
                                                                                                            Amounts From
                                                      2001               2000              1999               Inception
                                                  -----------        -----------       -----------           -----------
Income
   Interest income                                $       -0-        $       -0-       $       -0-           $    66,465

Expenses
   Research and development costs                         -0-                -0-            14,750               854,653
   Licensing fees stockholder and affiliate               -0-                -0-               -0-                57,260
   General and administrative expenses                292,979            (67,397)          130,925             2,539,309
   Interest expense stockholder and affiliate          90,943             72,450            64,919               459,709
                                                  -----------        -----------       -----------           -----------
       Total Expenses                                 383,922              5,053           210,594             3,910,931
                                                  -----------        -----------       -----------           -----------
          Net Loss                                $  (383,922)       $    (5,053)      $  (210,594)          $(3,844,466)
                                                  -----------        -----------       -----------           -----------

Net loss per common share                         $    (0.006)              (nil)      $    (0.003)          $    (0.056)

Weighted average number of common
   shares outstanding                              64,912,336         63,453,434        62,001,379            68,703,434
                                                  -----------        -----------       -----------           -----------

      See independent auditors' report and notes to financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE OF INCEPTION)


                                                                                     Deficit
                                           Common                                  Accumulated
                                           Stock                     Additional       in the          Stock
                                          Number of                   Paid in      Developmental   Subscriptions
                                           Shares        Amounts      Capital          Stage         Receivable       Total
                                        ------------     --------    ----------    -------------   -------------   -----------
Issuance in October 1987 to
   Principal Stockholder                  49,000,000     $  4,900                                                  $   (4,900)

Issuance in October 1987 for cash          3,000,000          300     $  49,800                         (100)      $   50,000

Issuance through initial public
   offering of 15,000,000 units in
   February 1988 for cash at $.05
   per unit, net of Issuance cost of
   $220,900                               15,000,000        1,500       527,600                                       529,100

Net Loss - 1988                                                                     $ (156,821)                      (156,821)

Exercise of Class A Warrants:
at $.045 per share                           312,588           31        14,035                                        14,066
at $.10 per share                             21,000            2         2,098                                         2,100

Costs relating to continuing
   registration of warrants                                             (29,532)                                      (29,532)

Reclassification of common stock            (333,588)         (33)      (16,133)                                      (16,166)

Net Loss - 1989                                                                       (362,922)                      (362,922)
                                        ------------     --------     ---------     ----------       -------       ----------
Balance, July 31, 1989                    67,000,000     $  6,700     $ 547,868     $ (519,743)      $(5,000)      $   29,825
                                        ============     ========     =========     ==========       =======       ==========


      See independent auditors' report and notes to financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE OF INCEPTION)


                                                                                     Deficit
                                           Common                                  Accumulated
                                           Stock                     Additional       in the          Stock
                                          Number of                   Paid in      Developmental   Subscriptions
                                           Shares        Amounts      Capital          Stage         Receivable       Total
                                        ------------     --------    ----------    -------------   -------------   -----------

Exercise of Class A Warrants:
at $.045 per share                        5,201,205     $     520     $ 233,534                                    $  234,054
at $.10 per share                           409,000            41        40,859                                        40,900

Exercise of Class B Warrants:
at $.15 per share                            25,000             3         3,747                                         3,750

Costs relating to continuing
   registration and solicitation of
   warrants                                                             (24,588)                                      (24,588)

Cash received for stock subscription                                                                   5,000            5,000

Reclassification of common stock         (5,635,205)         (564)     (278,140)                                     (278,704)

Charge for stock bonus                                                   40,000                                        40,000

Net Loss - 1990                                                                       (422,314)                      (422,314)
                                       ------------      --------     ---------     ----------       -------       ----------
Balance, July 31, 1990                   67,000,000      $  6,700     $ 563,280     $ (942,057)      $   -0-       $ (372,077)
                                       ============      ========     =========     ==========       =======       ==========


      See independent auditors' report and notes to financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE OF INCEPTION)


                                                                                     Deficit
                                           Common                                  Accumulated
                                           Stock                     Additional       in the          Stock
                                          Number of                   Paid in      Developmental   Subscriptions
                                           Shares        Amounts      Capital          Stage         Receivable       Total
                                        ------------     --------    ----------    -------------   -------------   -----------
Sale of 3,297,000 shares
   through private placement
   at $.08 per share                      3,297,000       $   329      $244,871                                     $ 245,200

Exercise of Class A Warrants:
   at $.10 per share                      3,152,472           315       314,933                                       315,248

Exercise of Class B Warrants:
   at $.15 per share                         60,000             6         8,994                                         9,000

Costs relating to continuing
   registration of warrants                                             (80,607)                                      (80,607)

Reclassification of common stock         (3,212,472)         (321)     (323,927)                                     (324,248)

Net Loss - 1991                                                                       (354,727)                      (354,727)
                                       ------------      --------     ---------    -----------       -------       ----------
Balance, July 31, 1991                   70,297,000       $ 7,029      $727,544    $(1,296,784)       $  -0-        $(562,211)
                                       ============      ========     =========    ===========       =======       ==========


      See independent auditors' report and notes to financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE OF INCEPTION)


                                                                                                 Deficit
                                                       Common                                  Accumulated
                                                       Stock                     Additional       in the
                                                     Number of                    Paid in     Developmental
                                                       Shares       Amounts       Capital         Stage          Total
                                                    ------------- ------------- ------------- --------------- -------------
Exercise of Class A Warrants:
at $.10 per share                                      3,779,425         $ 378     $ 377,565                     $ 377,943

Exercise of Class B Warrants:
at $.15 per share                                          4,000             1           599                           600

Exercise of underwriters warrants                         63,000             6         4,719                         4,725

Costs relating to:

Exercise of warrants                                                                 (33,191)                      (33,191)

Registration of privately placed
shares                                                                               (55,496)                      (55,496)

Issuance for: Compensation at
$.065 per share                                           50,000             5         3,245                         3,250

Agency fee at $.10 per share                              25,000             2         2,498                         2,500

Claim settlement at $.085 per share                        1,000             1            84                            85

Reclassification of common stock                       9,181,265           918       618,200                       619,118

Charge for compensation                                                              180,900                       180,900

Net Loss - 1992                                                                                     (606,508)     (606,508)
                                                    ------------- ------------- ------------- --------------- -------------

Balance, July 31, 1992                                83,400,690       $ 8,340   $ 1,826,667    $ (1,903,292)    $ (68,285)
                                                    ============= ============= ============= =============== =============



      See independent auditors' report and notes to financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE OF INCEPTION)


                                                                                                 Deficit
                                                       Common                                  Accumulated
                                                       Stock                     Additional       in the
                                                     Number of                    Paid in     Developmental
                                                       Shares       Amounts       Capital         Stage          Total
                                                    ------------- ------------- ------------- --------------- -------------
         ISSUANCE FOR:
         -------------
Compensation at $.065 per share                          100,000          $ 10       $ 6,490                      $ 6,500

Exercise of Underwriters warrants at
$.075 per share                                          500,000            50        37,450                       37,500

Exercise of Class B Warrants at
$.15 per share                                            13,000             1         1,949                        1,950

Retirement of 8,970,300 shares of stock               (8,970,300)         (897)                                      (897)

Net loss for 1993                                                                                  (470,621)     (470,621)
                                                    ------------- ------------- ------------- -------------- -------------

Balance, July 31, 1993                                75,043,390       $ 7,504   $ 1,872,556   $ (2,373,913)   $ (493,853)
                                                    ============= ============= ============= ============== =============



      See independent auditors' report and notes to financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE OF INCEPTION)


                                                                                                 Deficit
                                                       Common                                  Accumulated
                                                       Stock                     Additional       in the
                                                     Number of                    Paid in     Developmental
                                                       Shares       Amounts       Capital         Stage          Total
                                                    ------------- ------------- ------------- --------------- -------------
         ISSUANCE FOR:
         -------------
Prior period adjustment                                                                           $ 369,329     $ 369,329

Net loss for 1994                                                                                  (342,783)     (342,783)
                                                   ------------- ------------- ------------- --------------- -------------

Balance, July 31, 1994                               75,043,390       $ 7,504   $ 1,872,556    $ (2,347,367)   $ (467,307)
                                                   ============= ============= ============= =============== =============

Issuance for: Compensation at $.015
per share                                             2,000,000           200        29,800                        30,000

Net loss for 1995                                                                                  (354,155)     (354,155)
                                                   ------------- ------------- ------------- --------------- -------------

Balance, July 31, 1995                               77,043,390       $ 7,704   $ 1,902,356    $ (2,701,522)   $ (791,462)
                                                   ============= ============= ============= =============== =============

Issuance for services                                 2,000,000           200       262,814                       263,014

Issuance for services                                   340,000            34         6,766                         6,800

Private placement                                     8,182,833           818                                         818

Retired shares                                       (2,055,556)         (205)      (92,294)                      (92,499)

Net loss for 1996                                                                                  (275,551)     (275,551)
                                                   ------------- ------------- ------------- --------------- -------------

Balance, July 31, 1996                               85,510,667       $ 8,551   $ 2,079,642    $ (2,977,073)   $ (888,880)
                                                   ============= ============= ============= =============== =============



      See independent auditors' report and notes to financial statements.

                     MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE OF INCEPTION)

                                                                                              Deficit
                                     Common                                                 Accumulated
                                     Stock                               Additional            in the
                                   Number of                              Paid in          Developmental
                                     Shares             Amounts           Capital              Stage               Total
                                 ------------           --------        -----------        --------------       ------------
        ISSUANCE FOR:
        -------------
Video fee                            200,000               $ 20            $ 1,980                 $ -0-            $ 2,000

Legal fees                         2,548,867                254             37,979                                   38,233

Retirement                        (2,548,867)              (254)                                                       (254)

Net loss for 1997                                                                               (170,924)          (170,924)
                                 ------------           --------        -----------        --------------       ------------

Balance, July 31, 1997            85,710,667            $ 8,571         $2,119,601          $ (3,147,997)       $ (1,019,825)
                                 ============           ========        ===========        ==============       ============

Retired                          (24,757,233)            (2,475)                                                     (2,475)

Net loss for 1998                                                                                (96,900)           (96,900)
                                 ------------           --------        -----------        --------------       ------------

Balance, July 31, 1998            60,953,434            $ 6,096         $2,119,601          $ (3,244,897)       $ (1,119,200)
                                 ============           ========        ===========        ==============       ============

Issuance for services              2,500,000                250             49,750                                   50,000

Net loss for 1999                                                                               (210,594)          (210,594)
                                 ------------           --------        -----------        --------------       ------------

Balance, July 31, 1999            63,453,434            $ 6,346         $2,169,351          $ (3,455,491)       $ (1,279,794)
                                 ============           ========        ===========        ==============       ============

Net loss for 2000                                                                                 (5,053)            (5,053)
                                 ------------           --------        -----------        --------------       ------------

Balance, July 31, 2000            63,453,434            $ 6,346         $2,169,351          $ (3,460,544)       $ (1,284,847)
                                 ============           ========        ===========        ==============       ============

Issuance for services              3,250,000                325            147,175                                  147,500

Issuance for services              2,000,000                200             99,800                                  100,000

Net loss for 2001                                                                               (383,922)          (383,922)
                                 ------------           --------        -----------        --------------       ------------

Balance, July 31, 2001            68,703,434            $ 6,871         $2,416,326          $ (3,844,466)       $ (1,421,269)
                                 ============           ========        ===========        ==============       ============

      See independent auditors' report and notes to financial statements.

                MURRAY UNITED DEVELOPMENT CORPORATION
                 (A Company in the Development Stage)
                       STATEMENTS OF CASH FLOWS
               YEARS ENDED JULY 31, 2001, 2000 AND 1999
             AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                         (DATE OF INCEPTION)


                                                                                                              Cumulative
                                                                                                             Amounts From
                                                              2001              2000           1999            Inception
                                                           ---------         ---------      ---------         -----------
Cash Flows from Operating Activities
    Net loss                                               $(383,922)        $  (5,053)     $(210,594)        $(3,835,091)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
    Depreciation and amortization                             10,175            12,018         12,018             193,827
    Expenses paid through issuance of
      common stock by:
      Company                                                247,500               -0-         50,000             463,160
      Principal stockholder                                      -0-               -0-            -0-             220,900
    Changes in operating assets and liabilities:
      Loan receivable                                         (2,000)              -0-            -0-              (2,000)
      Accounts payable and accrued expenses                  (69,973)         (137,352)      (106,027)            245,592
                                                           ---------         ---------      ---------         -----------
          Net Cash Used by Operating Activities             (198,220)         (130,387)      (254,603)         (2,713,612)
                                                           ---------         ---------      ---------         -----------

Cash Flows from Investing Activities
    Purchase of  fixed assets                                    -0-               -0-            -0-            (260,497)
                                                           ---------         ---------      ---------         -----------
          Net Cash Used by Investing Activities                  -0-               -0-            -0-            (260,497)

Cash Flows from Financing Activities
    Proceeds from notes payable - stockholder                190,694           138,145        243,966           1,298,286
    Payments from notes payable - stockholder                    -0-               -0-            -0-             (51,667)
    Proceeds from sale of common stock                           -0-               -0-            -0-           1,729,760
                                                           ---------         ---------      ---------         -----------
          Net Cash Provided by Financing Activities          190,694           138,145        243,966           2,976,379

       Net Increase (Decrease) in Cash and equivalents        (7,526)            7,758        (10,637)              2,270

Cash and Cash Equivalents at Beginning of Year                 9,796             2,038         12,675                 -0-
                                                           ---------         ---------      ---------         -----------
          Cash and Cash Equivalents at End of Year         $   2,270         $   9,796      $   2,038         $     2,270
                                                           =========         =========      =========         ===========

Supplemental Disclosure of Cash Flow Information
    Cash paid during the year for interest                       -0-               -0-            -0-              32,420


      See independent auditors' report and notes to financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2001 and 2000

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of July 31, 2001, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,421,269 as of July 31, 2001 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 2001. The limited amount of liquid resources available at July 31, 2001, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to July 31, 2001. However, management believes that, the net liquid assets available at July 31, 2001 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2001 and 2000

Note 1 - Organization and Business and Basis of Presentation (continued)

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to July 31, 2001 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities, as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology; marketing costs; and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2003 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $0.225 per share; the deferral, if necessary, of payments to related parties; government sponsored research grants; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

                             July 31, 2001 and 2000

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

Note 3 - Furniture and Equipment

Furniture and equipment consists of the following:

                                                  July 31,
                                           ---------------------     Estimated
                                              2001        2000     Useful Lives
                                              ----        ----     ------------
         Furniture                         $   2,098   $   2,098      7 years
         Equipment                           129,451     129,451      5 years
         Leasehold improvements                3,947       3,947      3 years
         Patent                              125,000     125,000     15 years
                                           ---------   ---------
                                             260,496     260,496
         Less accumulated depreciation       193,827     183,652
                                           ---------   ---------
                                           $  66,669   $  76,844
                                           =========   =========

Depreciation expense totaled $10,175 and $12,018 for the years ended July 31, 2001 and 2000, respectively.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2001 and 2000

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                               July 31,
                                       ------------------------
                                         2001            2000
                                       -------         --------
         Professional fees             $ 6,518         $ 30,065
         Other                             -0-           16,277
                                       -------         --------
                                       $ 6,518         $ 46,342
                                       =======         ========

Note 5 - Notes Payable - Stockholder

Effective April 15, 1994, the Company issued a promissory note (the "First Note"), to Mr. Anthony Campo, the Chairman of the Board, Executive Vice President, Secretary and Treasurer of the Corporation, to evidence cash advances of $79,300. The First Note provided for an interest rate of 6% on the unpaid balance and was due in equal installments for one-half of the principal amount on April 15, 1996 and the remaining one-half on April 20, 1997. The First Note had warrants attached to purchase 1,666,667 shares of common stock at an excise price of $0.06 per common share and expired on April 30, 1997. On November 15, 1994, the Company issued a second promissory note (the "Second Note"), to Mr. Anthony Campo to evidence cash advances to the Company amounting to $100,000. The Second Note provided for an interest rate of 6% on the unpaid balance and was due in equal installments for one-half of the principal amount on April 15, 1997 and the remaining one-half on April 15, 1999. The Second Note had warrants attached to purchase 7,930,000 shares of common stock at an excise price of $0.01 per common share, which expired on April 30, 1999.

Effective March 24, 1995, the Company restructured the obligations under the First Note and the Second Note by issuing a new note payable to Mr. Campo in the amount of $328,500. This restructured note (the "Third Note") provided for interest at a rate of 6% per year on the outstanding principal balance in two equal quarterly installments of principal beginning March 24, 1995 through April 30, 1999. This Third Note was issued with warrants attached to acquire 32,850,000 shares of common stock at the excise price of $0.01 per share, which expired on April 30, 1999.

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

                             July 31, 2001 and 2000

Note 5 - Notes Payable - Stockholder (continued)

Effective August 1, 1998, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the Fourth Note with additional cash advances of $102,090 made by Mr. Campo, with accrued interest thereon at 7.5% per annum. The new note in the amount of $807,280 bore interest at 7.5% per annum, matured on August 31, 2000 and carried a conversion feature of one share for each $0.0075 of debt converted. In March 2000, Mr. Campo agreed to limit the number of shares for which he may convert the August 1, 1998 Note to 100,000,000 shares. As of July 31, 2001, the note balance increased to $1,246,619 as additional funds were loaned to the Company by Mr. Campo. The additional funds accrue interest at 7.5% per annum.

The Company has defaulted on its principal payment due August 1, 2001 and its quarterly interest payments due on November 1, 2000, February 1, 2001, and May 1, 2001. As of July 31, 2001, a total of $90,943 in unpaid interest is owed to Mr. Campo under the August 1, 2000 note. Since the Company does not have any revenues, it is doubtful that the Company will be able to pay any interest or principal amounts due under the August 1, 2000 note until such time as it has operating revenues or raises funds from an independent source, both of which events may not occur at any time. In addition to the right of converting amounts due under the note into common stock, as described above, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable. It is not anticipated that any amounts under the note will be repaid with the next year.

Accordingly, the balances of the restructured obligations were classified as long-term debt at July 31, 2001 and 2000.

Subsequent to the fiscal year-end and effective August 1, 2001, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the Fourth Note. The new note (the "Fifth Note") in the amount of $1,337,562 bears interest at 7.5% per annum and matures on August 1, 2002. This note also carries the conversion feature of one share for each $0.0075 of debt converted, limited to 100,000,000 shares.

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

                             July 31, 2001 and 2000

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

As a result of the exercises and expiration of warrants, the Company has no Class A warrants, 14,898,000 Class B warrants, and 500,000 underwriter's B warrants outstanding as of July 31, 2000. The Class B warrants are redeemable at any time at the option of the Company at a price of $0.0001 per warrant. Holders of the Class B warrants have certain rights with respect to the registration of those warrants under the Securities Act of 1933.

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

                      MURRAY UNITED DEVELOPMENT CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             July 31, 2001 and 2000

Note 7 - Income Taxes

At July 31, 2001, the Company had net operating loss carry forwards of approximately $3,675,000 available to reduce future Federal taxable income, and tax credits of approximately $60,000 available to offset future Federal income tax, that expire from 2003 through 2008.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $150,000 for the fiscal year ended July 31, 2001.

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