Form 10QSB
period 2001-10-31
MURRAY UNITED DEVELOPMENT CORP
filed 2001-12-21
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2001

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    --------------------

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                   22-2856171
--------------------------------            ----------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

P.O. Box 224, Landing, New Jersey                          07850
---------------------------------                   -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (908) 979-3025
                                                      ---------------

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

Yes    X          No
    -----------      --------


(2) Has been subject to such filing requirements for the past 90 days.

Yes      X            No
    ----------           -------

68,703,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of December 17, 2001.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                          PART 1 FINANCIAL INFORMATION


  Item Number                                                           Page

  Item1.              Financial Statements

                      Balance Sheets                                      2

                      Statements of Operations                            4

                      Statements of Stockholders' Deficiency              5

                      Statements of Cash Flows                            6

                      Notes to Financial Statements                       7

  Item 2.             Management's Discussion and Analysis
                      Or Plan of Operation                               10


                            PART II OTHER INFORMATION

  Items 1- 6.                                                            16

  Signatures                                                             17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS



                                  OCTOBER 31, 2001           JULY 31, 2001
                                  ----------------           -------------
Current assets

Cash & cash equivalents                   $ 1,603                 $ 2,270
Loan Receivable                             2,000                   2,000
                                          -------                 -------

Total current assets                      $ 3,603                 $ 4,270

Furniture & equipment, at
cost, net of accumulated
depreciation                               64,586                  66,669
                                          -------                 -------

Total Assets                              $68,189                 $70,939
                                          =======                 =======











    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY




                                                         OCTOBER 31, 2001         JULY 31, 2001
                                                         ----------------         -------------
Current liabilities:
     Accounts payable and Accrued Expenses                 $    18,978             $     6,518
                                                           -----------             -----------
    Total current liabilities                                   18,978                   6,518

Other liabilities:
     Accrued Interest Payable                                   25,142                  90,943
     Notes payable-other stockholder                         1,357,552               1,246,619
     Accrued Compensation                                      148,128                 148,128
                                                           -----------             -----------
    Total other liabilities                                  1,530,822               1,485,690
                                                           -----------             -----------
    Total liabilities                                        1,549,800               1,492,208
                                                           -----------             -----------
Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     68,703,434 shares and 68,703,434                            6,871                   6,871
Additional paid-in capital                                   2,416,326               2,416,326
Deficit accumulated in the development stage                (3,904,808)             (3,844,466)
                                                           -----------             -----------
     Total stockholders' deficiency                         (1,481,611)             (1,421,269)
                                                           -----------             -----------
     Total Liabilities and Stockholders' Deficiency        $    68,189             $    70,939
                                                           ===========             ===========






    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)


                                                                                       CUMULATIVE
                                                                                         AMOUNTS
                                                                                          FROM
                                               2001               2000                  INCEPTION
                                            ------------       ------------          ---------------
Income
Interest income                             $         -        $         -            $    66,465
                                            -----------        -----------            -----------
Total Income                                          -                  -                 66,465

Expenses
Research and Development costs                        -                  -                854,653
Licensing fees-stockholder and affiliate              -                  -                 57,260
General and administrative expenses              35,200             27,461              2,574,509
Interest expense-stockholder and affiliate       25,142             22,374                484,851
                                            -----------        -----------            -----------
Total Expenses                                  (60,342)           (49,835)            (3,971,273)
                                            -----------        -----------            -----------
Net loss                                    $   (60,342)       $   (49,835)           $(3,904,808)
                                            -----------        -----------            -----------
Net loss per common share                   $      (nil)       $      (nil)                (0.057)

Weighted average number of
common shares outstanding                    68,703,434         63,453,434             68,703,434
                                            -----------        -----------            -----------



    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        THREE MONTHS ENDED OCTOBER 31, 2001 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)


                                                                                             Deficit
                                         Common                                          Accumulated in
                                         Stock                        Additional              the
                                        Number of                       Paid in           Developmental
                                         Shares        Amounts          Capital               Stage              Total
                                        ---------      -------        ----------          -------------          -----
Balance July 31, 2001                   68,703,434     $ 6,871        $ 2,416,326         $ (3,844,466)        $(1,421,269)
Net loss for the three months
ended 10/31/2001                                                                               (60,342)            (60,342)
                                       -----------     -------        -----------         ------------         -----------
                                       $68,703,434     $ 6,871        $ 2,416,326         $ (3,904,808)        $(1,481,611)
                                       -----------     -------        -----------         ------------         -----------








    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)



                                                                                                Cumulative
                                                                                                  from
                                                               2001           2000              Inception
                                                            -------------------------         -------------
Operating activities:
Net Loss                                                     (60,342)       (49,835)          (3,904,808)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciaiton & Amortization                                    2,083          2,544              195,912
Expenses paid through issuance of common stock by:
    Company                                                        -              -              472,537
    Principal Stockholder                                          -              -              220,900
Changes in operating assets and liabilities:
    Loan Receivable                                                -              -               (2,000)
    Accounts Payable Accrued Expenses                        (53,341)        20,003              192,247
                                                            -----------------------          -----------
Net cash used in operating activities                       (111,600)       (27,288)          (2,825,212)
                                                            -----------------------          -----------

Investing Activities:
    Purchase of furniture and  equipment                           -              -             (260,497)
                                                            -----------------------          -----------
Net cash provided by (used in) investing activities                -              -             (260,497)
                                                            -----------------------          -----------

Financing activities:
    Note payable to stock holder: Proceeds                  $110,933       $ 22,277          $ 1,409,219
    Principal payments                                             -              -              (51,667)
    Proceeds from the issuance of common stock(net)                -              -            1,729,760
                                                            -----------------------          -----------
Net cash provided by financing activities                    110,933         22,277            3,087,312
                                                            -----------------------          -----------
Net increase (decrease) in cash and cash equivalents            (667)        (5,011)               1,603
Cash and cash equivalents, beginning of period                 2,270          9,796                    -
                                                            -----------------------          -----------
Cash and cash equivalents, end of period                    $  1,603       $  4,785          $     1,603
                                                            -----------------------          -----------
 Supplemental disclosure of cash flow data:
  Interest Paid                                             $      -       $      -          $    32,420
                                                            -----------------------          -----------

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of October 31, 2001 and its' results of operations and cash flows for the three months ended October 31, 2001. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2001 Form 10-KSB.

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; and the additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees. The Company intends to continue to conduct research and development activities with respect to the manufacture of a rotary engine during the ensuing twelve month period principally through Southwest Research Institute, assuming it is able to raise the funds necessary to conduct such research, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 2001, the Company had not been able to commercially utilize its engine technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,481,611 as of October 31, 2001 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2001. The limited amount of liquid resources available at October 31, 2001 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and business and basis of presentation (concluded):

The Company plans to continue research and development activities principally through Southwest Research Institute on at least a limited basis through the twelve-month period subsequent to October 31, 2001. However, management believes that the net liquid assets available at October 31, 2001 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing.

Management also believes that continuation of the Company as a going concern during the twelve-month period subsequent to October 31, 2001 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund the building of a second prototype of its engine and such other research and development activities as are necessary to accumulate sufficient data for the marketing and licensing of the engine technology and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2003, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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



Note 3 - Related party transactions:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the July 31, 2001 Form 10-KSB

Note 4 - Stockholder's Equity:

         Information as to stockholders' equity is set forth in the financial statements in the July 31, 2001 Form 10-KSB.

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

         We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through October 31, 2001 of $3,904,808.

Results Of Operations

Our revenues from our inception on October 13, 1987 through October 31, 2001 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended October 31, 2001 and October 2000 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653. Research and development costs were $0 in the quarters ended October 31, 2001 and October 31,2000. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,574,509. General and administrative expenses increased to $35,200 in the quarter ending October 31,2001 from $27,461 in the quarter ending October 31,2000, or a 28% increase. Increased general and administrative expenses can be attributed to increased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees of $0 during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $484,851 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $25,142 in the quarter ending October 31,2001 from $22,374 in the quarter ending October 31,2000, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $60,342 in the period ended October 31, 2001 increased by $10,507, or 21%, over the net loss of $49,835 in October 31, 2000. Increases in general and administrative costs and interest expense caused the overall increase.

Liquidity And Capital Resources

At October 31, 2001, we had cash and short-term investments totaling $1,603(compared to liquid assets of $2,270 at July 31, 2001), a working capital decrease of $667 (compared with a working capital decrease of $7,526 at July 31, 2001) and a total stockholders' deficiency of $1,481,611(compared to a deficiency of $1,421,269 at July 31, 2001). The stockholders' deficiency increased due to the net loss of $60,342 incurred in the first quarter ended October 31, 2001.

At October 31, 2001, we had current liabilities in excess of current assets of $15,375. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at October 31, 2001 as well as July 31, 2001 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2001. Cash flows used by operating activities were $111,600 and $27,288 in the quarters ended October 31,2001 and October 31,2000, respectively. The limited amount of liquid resources available at October 31, 2001,and our inability to generate operating revenues and cash flows ,raise substantial doubts about our ability to continue as a going concern.

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

         In view of the projected extended period of time that we estimate it will take to complete the Second and Third Prototypes, assuming that we are able to obtain the funds to do, of which we cannot provide you with any assurances, we are presently seeking opportunities that will permit us to diversify into businesses in addition to the Rotorcam Engine. Our current diversification efforts are focused on two recently formed businesses owned jointly by Mr. Anthony Campo, the Chairman of the Company, and Mr. Dwight Foster, the President of the Company and on a proprietary solution for removing sulfur emissions from coal burning flue gas.

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

       If one of or both of the Campo-Foster business begins to achieve profitability, Messrs. Campo and Foster plan to make an offer to us to merge such profitable business(es) into the Company. Any such transaction would be approved by the disinterested member of our Board of Directors and would require a vote in favor of such merger by the holders of a majority of our outstanding Common Stock.

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

         We are also investigating the ability of a proprietary cleaning solution owned by one of the Campo-Foster businesses referred to above to remove sulfur emissions from coal-burning flue gas. In June 2000, Penn State University agreed to conduct laboratory tests of the application of a proprietary liquid owned by Chrisal America Corporation to the reduction of sulfur from coal burning flue gases. The method of application of the liquid was developed by a consultant to the Company and is the proprietary know-how of Murray United Development Corp. for which a provisional patent application has been filed with the U.S. Patent and Trademark Office (PTO). We have also filed an application with the PTO for protection of our trademark, KLENZ-SAFE (TM), which we intend to use if we determine that this technology is commercially viable.

      When coal burning flue gas was introduced through the liquid using our proprietary methodology during the laboratory testing at Penn State, the capture rate of sulfur exceeded a maximum 99.2% and maintained a minimum 98% rate throughout the testing. We are presently negotiating with a utility company to conduct field tests in working power generator stations to determine whether application of the liquid using the company's know-how will achieve results that will provide a commercial advantage over competing technologies. Management believes it will be able to reach agreements with one or more utility companies to field test our technology without cost to us. Such testing is expected to take from 4 to 12 months to be completed. If the field tests are successful, we intend to attempt to license our technology to power generating plants.

      Because we are still in the testing stage, we have not yet entered into a license agreement with Chrisal America Corporation for its proprietary cleaning solution. However, Mr. Campo and Mr. Foster have agreed to license to us the right to use and sell the cleaning solution in an arm's length transaction.

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

                           PART II - OTHER INFORMATION

Item 1.Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds- None

Item 3. Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2001, in the amount of $1,337,552, which consolidated amounts we owed to Mr. Campo under our prior notes . The August 1, 2001 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2002.

We have defaulted on our quarterly interest payment due on November 1, 2001. As of October 31, 2001, a total of $25,079 in unpaid interest was owed to Mr. Campo under the August 1, 2001 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2001 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2001 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information-None

Item 6.  Exhibits and Reports on Form 8-K

         (A) Exhibits

                  None


         (B) Reports on Form 8-K

                  There were no reports on Form 8-K during the quarter ended October 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                   ---------------------------------------
                                                (Registrant)



                                 By:            /S/ Dwight Foster
                                    -------------------------------------------
                                        President and Chief Executive Officer

                            Dated: December 20, 2001


                                 By:            /S/ Anthony S. Campo
                                    -------------------------------------------
                                    Anthony S. Campo, Executive Vice President
                                    Secretary and Treasurer
                                    Chief Financial Officer


                            Dated: December 20, 2001


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

                                                        /S/ Anthony S. Campo
                                              ------------------------------
                                                           Anthony S. Campo,
                                                       Chairman of the Board

                                                          /S/ Dwight Foster
                                              ------------------------------
                                                     Dwight Foster, Director


                                                         /S/ Frank Pecorella
                                              ------------------------------
                                                   Frank Pecorella, Director


                                              Dated:   December 20, 2001