Form 10QSB
period 2002-01-31
MURRAY UNITED DEVELOPMENT CORP
filed 2002-03-18
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended January 31, 2002

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from  _____________ to ______________

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
         ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                  22-2856171
---------------------------------         ------------------------------------
(State or other jurisdiction of           (I.R.S. employer identification no.)
incorporation or organization)

P.O. Box 224, Landing, New Jersey                        07850
---------------------------------                    --------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (908) 979-3025
                                                     --------------

                                    No Change
          ------------------------------------------------------------
           (Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):
Yes __x__        No ______

(2) Has been subject to such filing requirements for the past 90 days.
Yes __x__        No ______

      68,703,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of March 10, 2002.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                          PART 1 FINANCIAL INFORMATION



  Item Number                                                        Page

  Item1.              Financial Statements

                      Balance Sheets                                    2

                      Statements of Operations                          4

                      Statements of Stockholders' Deficiency            6

                      Statements of Cash Flows                          7

                      Notes to Financial Statements                     8

  Item 2.             Management's Discussion and Analysis
                      Or Plan of Operation                             10


                            PART II OTHER INFORMATION

  Items 1- 6.                                                          15

  Signatures                                                           16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                           JANUARY 31, 2002             JULY 31, 2001
                                         --------------------       ----------------------

Current assets

Cash & cash equivalents                    $            2,199         $             2,270
Loans Receivable                                        2,000                       2,000
                                         ---------------------      ----------------------


Total current assets                       $            4,199         $             4,270


Furniture & equipment, at cost, net of
     accumulated depreciation                          62,503                      66,669
                                         ---------------------      ----------------------

Total Assets                               $           66,702         $            70,939
                                         =====================      ======================






    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                           JANUARY 31,2002             JULY 31, 2001
                                                                        -----------------------      -------------------
Current liabilities:
     Accounts payable and Accrued Expenses                                 $            20,983        $           6,518
     Note Payable Stockholder                                                                -                        -
                                                                        -----------------------      -------------------


    Total current liabilities                                                           20,983                    6,518

Other liabilities:
     Accrued Interest Payable                                                           50,758                   90,943
     Notes payable-other stockholder                                                 1,380,521                1,246,619
     Accrued Compensation                                                              148,128                  148,128
                                                                        -----------------------      -------------------

    Total other liabilities                                                          1,579,407                1,485,690
                                                                        -----------------------      -------------------

    Total liabilities                                                                1,600,390                1,492,208
                                                                        -----------------------      -------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
 68,703,434 shares and  68,703,434                                                       6,871                    6,871
Additional paid-in capital                                                           2,416,326                2,416,326
Deficit accumulated in the development stage                                        (3,956,885)              (3,844,466)
                                                                        -----------------------      -------------------

     Total stockholders' deficiency                                                 (1,533,688)              (1,421,269)
                                                                        -----------------------      -------------------

     Total Liabilities and Stockholders' Deficiency                        $            66,702        $          70,939
                                                                        =======================      ===================




    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)


                                                                                       CUMULATIVE
                                                                                      AMOUNTS FROM
                                       2002                    2001                    INCEPTION
                                       ----                    ----                    ---------

INCOME
Interest income                     $          -            $         -              $        66,465
                                  ---------------          -------------          -------------------

Total Income                                   -                      -                       66,465

EXPENSES
Research and Development costs                 -                      -                      854,653
Licensing fees-stockholder
     and affiliate                             -                      -                       57,260
General and administrative
     expenses                             61,661                 43,368                    2,600,970
Interest expense-stockholder
     and affiliate                        50,758                 44,906                      510,467
                                  ---------------          -------------          -------------------
Total Expenses                          (112,419)               (88,274)                  (4,023,350)
                                  ---------------          -------------          -------------------

Net loss                            $   (112,419)           $   (88,274)             $    (3,956,885)
                                  ---------------          -------------          -------------------

Net loss per common share                 (0.001)           $      (nil)                      (0.058)

Weighted average number of
     common shares out standing       68,703,434             68,703,434                   68,703,434
                                  ---------------          -------------          -------------------




    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)


                                             2002               2001
                                             ----               ----
INCOME
Interest income                         $             -     $            -
                                       -----------------   ----------------

Total Income                                          -                  -

EXPENSES
Research and Development costs                        -                  -
Licensing fees-stockholder
     and affiliate                                    -                  -
General and administrative expenses              26,461             15,907
Interest expense-stockholder
     and affiliate                               25,616             22,532
                                       -----------------   ----------------
Total Expenses                                  (52,077)           (38,439)
                                       -----------------   ----------------

Net loss                                $       (52,077)    $      (38,439)
                                       -----------------   ----------------

Net loss per common share               $          (nil)    $         (nil)






     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          SIX MONTHS ENDED JANUARY 31, 2002 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)




                                                                                                    DEFICIT
                                          COMMON                                                 ACCUMULATED IN
                                           STOCK                           ADDITIONAL                THE
                                         NUMBER OF                          PAID IN              DEVELOPMENTAL
                                          SHARES            AMOUNTS         CAPITAL                  STAGE               TOTAL
                                       ------------        ---------       -----------           -------------        ------------

Balance July 31, 2001                    68,703,434          $ 6,871       $ 2,416,326           $ (3,844,466)        $(1,421,269)
Net loss for the six months
     ended 01/31/2002                                                                                (112,419)           (112,419)
                                       ------------        ---------       -----------           -------------        ------------

                                        $68,703,434          $ 6,871       $ 2,416,326           $ (3,956,885)        $(1,533,688)
                                       ------------        ---------       -----------           -------------        ------------





    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)


                                                                       2002            2001             CUMULATIVE FROM INCEPTION
                                                                  ---------------------------------------------------------------
OPERATING ACTIVITIES:
Net Loss                                                                 (112,419)       (88,274)                 (3,956,885)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciaiton & Amortization                                                 4,166          5,088                     197,995
Expenses paid through issuance of common stock by:
    Company                                                                     -              -                     472,537
    Principal Stockholder                                                       -              -                     220,900
Changes in operating assets and liabilities:
    Loans Receivable                                                                                                  (2,000)
    Accounts Payable Accrued Expenses                                     (25,720)       (88,808)                    219,868
                                                                  -----------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                    (133,973)      (171,994)                 (2,847,585)
                                                                  -----------------------------------------------------------

Investing Activities:
    Purchase of furniture and equipment                                         -              -                    (260,497)
                                                                  -----------------------------------------------------------
Net cash provided by (used in) investing activities                             -              -                    (260,497)
                                                                  -----------------------------------------------------------

Financing activities:
    Note payable to stock holder: Proceeds                              $ 133,902       $164,794                  $1,432,188
    Principal payments                                                          -              -                     (51,667)
    Proceeds from the issuance of common stock(net)                             -              -                   1,729,760
                                                                  -----------------------------------------------------------
Net cash provided by financing activities                                 133,902        164,794                   3,110,281
                                                                  -----------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (71)        (7,200)                      2,199
Cash and cash equivalents, beginning of period                              2,270          9,796                           -
                                                                  -----------------------------------------------------------
Cash and cash equivalents, end of period                                $   2,199       $  2,596                  $    2,199
                                                                  -----------------------------------------------------------
Supplemental disclosure of cash flow data:
  Interest Paid                                                         $       -       $      -                  $   32,420
                                                                  -----------------------------------------------------------


                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of January 31, 2002 and its' results of operations and cash flows for the six months ended January 31, 2002. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2001 Form 10-KSB.

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees;and research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning flue gas and certain air pollutants and contaminants from building air. The proprietary cleaning solution, for which we have applied for trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and the President and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe product during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. In addition, the Company intends to continue its research and development efforts with respect to its rotary engine during the next 12-month period, provided it is able to raise the funds necessary to conduct such research, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of January 31, 2002, the Company had not been able to commercially utilize its engine or Klenz-Safe technologies to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,533,688 as of January 31, 2002 and have also generated significant working capital deficiencies from time to time.

Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2002. The limited amount of liquid resources available at January 31, 2002 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to January 31, 2002 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and rotary engine technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2003, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

We are a developmental stage company that commenced operations on October 13, 1987. We are attempting to exploit commercially certain technologies that we are in the process of developing. One of such technologies is a proprietary cleaning solution owned by Foster-Campo Corp.("Foster-Campo"), a New York corporation owned and operated by Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and the President and Chief Executive Officer, respectively, of the Company. We have reached an agreement in principle with Foster-Campo under which we will license the right to use Foster-Campo's proprietary solution solely for removing environmental pollutants from flue gases and for removing pollutants and contaminants from building air. We are also attempting to develop the Rotorcam Engine, a rotary internal combustion engine that provides significant advantages over conventional reciprocating engines.

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through January 31, 2002 of $3,956,885.

Results Of Operations

Our revenues from our inception on October 13, 1987 through January 31, 2002 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended January 31, 2002 and January 31,2001 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $854,653. Research and development costs were $0 during the quarters ended January 31, 2002 and January 2001. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,600,970. General and administrative expenses increased to $61,661 in January, 2002 from $43,368 in January, 2001, or a 42% increase. Increased general and administrative expenses can be attributed to increased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees of $0 during the quarterly period ended January 31, 2002 and ,cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $510,467 on promissory notes payable to our principal stockholder and Chairman. Interest expense increased to $50,758 as of January 31, 2002 from $44,906 in January, 2001, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $112,419 in the period ended January, 2002 increased by $24,145, or 27%, over the net loss of $88,274 in January 31, 2001. Increases in general and administrative costs and interest expense caused the overall increase.

Liquidity And Capital Resources

At January 31, 2002, we had cash and short-term investments totaling $2,199(compared to liquid assets of $2,270 at July 31, 2001), a working capital decrease of $71 (compared with a working capital decrease of $7,526 at July 31, 2001) and a total stockholders' deficiency of $1,533,688(compared to a deficiency of $1,421,2697 at July 31, 2001). The stockholders' deficiency increased due to the net loss of $112,419 incurred in the six months ended January 31, 2002.

At January 31, 2002, we had current liabilities in excess of current assets of $16,785. We have not been able to commercially utilize our technologies to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at January 31, 2002 as well as July 31, 2001 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2002.

Cash flows used by operating activities were $133,973 and $171,994 in January, 2002 and January 2001, respectively. The limited amount of liquid resources available at January 31, 2002, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATION

         We are a developmental stage company that commenced operations on October 13, 1987. Our present plan is to attempt to exploit commercially certain technologies that we are in the process of developing. In February 2002 we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, the President and Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp. ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. The license will be limited to use of the formula to remove air pollutants from flue gases and to remove pollutants and contaminants from building air. Under the terms of the proposed license, Foster-Campo will manufacture and supply the cleaning solution to our customers without cost to us, for which Foster-Campo will receive a royalty payment of 50% of our net profit on our sales of the proprietary solution.

In June 2000 Penn State Energy Institute, which is a facility of Penn State University, agreed to conduct laboratory tests of the application of the Klenz-Safe solution to the reduction of sulfur from coal burning flue gas. When coal burning flue gas was introduced through Klenz-Safe using the Company's proprietary methodology, the capture rate of sulfur exceeded 99.2% and maintained a minimum of 98% rate throughout the testing. We are presently negotiating with a utility company to conduct field tests in working power generating stations to determine whether application of the liquid using our know-how will achieve results that will provide a commercial advantage over competing technologies. Management believes that it will be able to reach an agreement with one or more utility companies to field test our technology without cost to us. Such testing is expected to take 4 to 12 months to be completed. If the field tests are successful, we intend to attempt to license our technology to power generating plants. Management believes that if we commence sale of the Klenz-Safe solution for sulfur reduction, the cost of compliance with environmental laws will not be significant. We cannot provide any assurances that the results of the field tests will be successful or, even if they are successful, that we will be able to achieve successful commercialization of our Klenz-Safe technology.

We have also contracted with a certified indoor air quality laboratory to perform a series of laboratory tests on Klenz-Safe to determine its ability to remove pollutants and contaminants from building air. The tests will determine the capture efficiency of the solution with regard to: air pollutants, including carbon dioxide, carbon oxide and nitrous oxide; indoor air vapor contaminants; dust and pollen particles; and metal vapors such as sulfur and mercury. The initial testing has determined that the Klenz-Safe solution does not itself release any volatile compounds into the air being cleaned, which is an important threshold determination for indoor and outdoor cleaning applications. Testing to determine the ability of Klenz-Safe to remove harmful pollutants and contaminants from the air has not yet been completed.

To date, the cost of the research at Penn State was approximately $9,000, and the cost of the research by the certified air quality laboratory was approximately $5,000. Funding for such research was provided by loans to the Company from our Chairman, Mr. Anthony Campo.

We have filed an application with the US Patent and Trademark Office (PTO) for protection of the trademark, "Klenz-safe", which we intend to use in connection with sales of the cleaning solution if we determine that this technology is commercially viable. The method of the application of the solution for removal of sulfur from coal burning flue gas was developed by a consultant to the Company and is the proprietary know-how of Murray United Development Corp. for which a provisional patent application has been filed with the PTO. No assurances can be given that the PTO will grant a patent on such know-how.

We also intend to continue our research and development efforts on the Rotorcam engine during the ensuing twelve month period provided funding for such research is made available to us. In July 1998, principally, through the efforts of Mr. Dwight Foster, our President and Chief Executive Officer, we were able to obtain the services of Southwest Research Institute ("SRI") to evaluate our engine technology. SRI is generally considered to be one of the country's foremost independent research institutes with approximately 2,500 scientists, engineers and support personnel. SRI conducts an average of 1,500 nationally and internationally sponsored projects each year.

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

Although Management was previously considering potential mergers with businesses owned by Mr. Campo and Mr. Foster and/or third parties, it has no plans to pursue such mergers at this time.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds

On March 5, 2002, Mr. Anthony Campo, the Chairman of the Board and Executive Vice President of the Company, exercised a right to convert $30,500 of indebtedness owed by the Company to Mr. Campo into 5,000,000 shares of our Common Stock. The number of shares for which Mr. Campo exercised his conversion right was computed at a rate of $.0075 for each such share of Common Stock. Mr. Campo's conversion right is contained in a Promissory Note dated August 1, 2001 in the principal amount of $1,337,552 issued by the Company to Mr. Campo. Under the terms of the Promissory Note, Mr. Campo was given the right to convert all or any portion of the unpaid principal and/or interest of the Note at a rate of one share of Common Stock for each 3/4 of one cent of such principal and interest converted, up to a maximum of 100,000,000 shares. The terms of such Promissory Note are further described in our Form 10-KSB for the fiscal year ended July 31, 2001. The shares, which were issued to Mr. Campo on March 12, 2002, are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and are "restricted" securities in accordance with the terms of said Act.

Item 3. Defaults upon Senior Securities

The promissory note to Mr. Campo, dated August 1, 2001, in the amount of $1,337,552, consolidated amounts we owed to Mr. Campo under our prior notes . The August 1, 2001 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2002. We have defaulted on our quarterly interest payments due on November 1,2001 and February 1, 2002. As of January 31, 2002, a total of $50,158 in unpaid interest was owed to Mr. Campo under the August 1, 2001 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2001 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information-None

Item 6.  Exhibits and Reports on Form 8-K
         (A) Exhibits-None

         (B) Reports on Form 8-K
                 There were no reports on Form 8-K during the quarter ended January 31, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MURRAY UNITED DEVELOPMENT CORPORATION
                                  (Registrant)



                                 By:             /S/ Dwight Foster
                                    -------------------------------------------
                                        President and Chief Executive Officer

                              Dated: March 14, 2002


                                 By:            /S/ Anthony S. Campo
                                     ------------------------------------------
                                     Anthony S. Campo, Executive Vice President
                                                     Secretary and Treasurer
                                                     Chief Financial Officer

                              Dated: March 14, 2002

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


                                                       Dated: March 14, 2002