Form 10QSB/A
period 2002-01-31
MURRAY UNITED DEVELOPMENT CORP
filed 2002-04-09
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

     The first paragraph of the Plan of Operation section of Management's Discussion and Analysis or Plan of Operations has been amended to correct the terms of a proposed license between the Company and Foster-Campo Corp.

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

PLAN OF OPERATION

         We are a developmental stage company that commenced operations on October 13, 1987. Our present plan is to attempt to exploit commercially certain technologies that we are in the process of developing. In February 2002 we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, the President and Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp. ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. The license will be limited to use of the formula to remove air pollutants from flue gases and to remove pollutants and contaminants from building air. Under the terms of the proposed license, Foster-Campo will manufacture and supply the cleaning solution to our customers and will invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo will receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit will include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution.

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

                              Dated: April 5, 2002


                                 By:            /S/ Anthony S. Campo
                                     ------------------------------------------
                                     Anthony S. Campo, Executive Vice President
                                                     Secretary and Treasurer
                                                     Chief Financial Officer

                              Dated: April 5, 2002

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


                                                       Dated: April 5, 2002