Form 10-Q
period 2002-03-31
MURRAY UNITED DEVELOPMENT CORP
filed 2002-06-14
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2002

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934For the transition period from                    to
                                     -------------------    --------------------

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                                22-2856171
----------------------------------------          ------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

P.O. Box 224, Landing, New Jersey                                         07850
---------------------------------                            -------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code              (908)  979-3025
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

Yes    x          No________
    -----------

(2) Has been subject to such filing requirements for the past 90 days.

Yes      X            No ____
    ----------

78,703,434 shares of the registrant's Common Stock ,$.0001 par value per share, were outstanding as of June 11, 2002.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                            April 30,2002               July 31, 2001

Current assets

Cash & cash equivalents                               $ 1,880                     $ 2,270
Loans Receivable                                        2,000                       2,000
                                         ---------------------      ----------------------

Total current assets                                  $ 3,880                     $ 4,270


Furniture & equipment, at cost,net
of accumulated depreciation                            60,419                     66,669
                                         ---------------------      ----------------------

Total Assets                                         $ 64,299                    $ 70,939
                                         =====================      ======================





     The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                            April 30,2002              July 31, 2001

Current liabilities:
     Accounts payable and Accrued Expenses                                         $ 16,432                  $ 6,518
                                                                    -----------------------      -------------------


    Total current liabilities                                                        16,432                    6,518

Other liabilities:
     Accrued Interest Payable                                                        74,949                   90,943
     Notes payable-other stockholder                                              1,326,521                1,246,619
     Accrued Compensation                                                           148,128                  148,128
                                                                    -----------------------      -------------------

    Total other liabilities                                                       1,549,598                1,485,690
                                                                    -----------------------      -------------------
    Total liabilities                                                             1,566,030                1,492,208
                                                                    -----------------------      -------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
78,703,434 shares and 68,703,434                                                      7,871                    6,871
Additional paid-in capital                                                        2,490,326                2,416,326
Deficit accumulated in the development stage                                     (3,999,928)              (3,844,466)
                                                                    -----------------------      -------------------

     Total stockholders' deficiency                                              (1,501,731)              (1,421,269)
                                                                    -----------------------      -------------------

     Total Liabilities and Stockholders' Deficiency                                   $ 64,299                 $ 70,939
                                                                    =======================      ===================









     The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED APRIL 30, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)


                                                                                      CUMULATIVE
                                                                                        AMOUNTS
                                                                                         FROM
                                                   2002               2001             INCEPTION
Income
Interest income                                      $ -                 $ -             $ 66,465
                                            ---------------   ----------------      -------------

Total Income                                           -                  -                66,465

Expenses
Research and Development costs                       14,063               -                868,716
Licensing fees-stockholder and affiliate               -                  -                 57,260
General and administrative expenses                  66,450            201,510           2,696,702
Interest expense-stockholder and affiliate           74,949             67,813             443,715
                                             ---------------   ----------------     ---------------
Total Expenses                                     (155,462)          (269,323)         (4,066,393)
                                             ---------------   ----------------     ---------------

Net loss                                         $ (155,462)        $ (269,323)       $ (3,999,928)
                                             ---------------   ----------------     ---------------

Net loss per common share                        $     (nil)            (0.004)             (0.058)

Weighted average number of
common shares outs                               70,095,375         64,413,706           78,703,434
                                             ---------------   ----------------      --------------

     The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED APRIL 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                         2002               2001

Interest income                                                          $ -                $ -
Research and Development costs                                            5,025
Licensing fees- stockholder and affiliate                                  -                  -
General and administrative expenses                                      13,827            158,142
Interest expense- stockholder and affiliate                              24,191             22,907
                                                                  -------------      --------------
Total                                                                   (43,043)          (181,049)
                                                                  --------------     -------------
Net loss                                                              $ (43,043)         $(181,049)
                                                                  --------------     --------------

Net loss per common share                                          $       (nil)       $      (nil)



     The accompanying notes are an integral part of the financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    NINE MONTHS ENDED APRIL 30, 2002 AND CUMULATIVE AMOUNTS FROM OCTOBER 13,
                            1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)

                                                                                                 Deficit
                                                                                              Acuumulated in
                                        Common                             Additional              the
                                       Stock Number                          Paid in           Developmental
                                        of Shares         Amounts           Capital               Stage                 Total


Balance July 31, 2001                    68,703,434          $ 6,871       $ 2,416,326           $ (3,844,466)          $(1,421,269)
                                   ----------------- ----------------  ----------------   --------------------    ------------------


Issuance of common stock
for conversion of debt                   10,000,000            1,000            74,000                                       75,000
                                   ----------------- ----------------  ----------------   --------------------    ------------------

Net loss for the nine months
 ended April 30, 2002                                                                                (155,462)             (155,462)
                                   ----------------- ----------------  ----------------   --------------------    ------------------
Balance as of April 30,2002              78,703,434          $ 7,871       $ 2,490,326           $ (3,999,928)          $(1,501,731)
                                   ================= ================  ================   ====================    ==================




     The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED APRIL 30, 2002 AND 2001
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                          Cumulative
                                                                                            from
                                                                2002          2001        Inception
                                                          ------------- -------------- --------------
Operating activities:
Net Loss                                                      (155,462)    (269,323)      (3,999,928)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation & Amortization                                      6,250        7,631          200,079
Expenses paid through issuance of common
stock by:
    Company                                                          -            -          472,537
    Principal Stockholder                                            -      138,125          220,900
Changes in operating assets and liabilities:
Loans Receivabe                                                      -            -           (2,000)
Accounts Payable and  Accrued Expenses                           6,080      (56,225)         239,509
                                                          -------------- ------------- --------------
Net cash used in operating activities                         (155,292)    (179,792)      (2,868,903)
                                                          -------------- ------------- --------------

Investing Activities:
    Purchase of furniture and  equipment                             -            -         (260,497)
                                                          -------------- ------------- --------------
Net cash provided by (used in) investing activities                  -            -         (260,497)
                                                          -------------- ------------- --------------

Financing activities:
    Note payable to stock holder: Proceeds                    $154,902     $170,794       $1,453,187
    Principal payments                                         (75,000)           -         (126,667)
Proceeds from the issuance of common stock(net)                 75,000            -        1,804,760
                                                          -------------- ------------- --------------
Net cash provided by financing activities                      154,902      170,794        3,131,280
                                                          -------------- ------------- --------------
Net increase (decrease) in cash and cash equivalents              (390)      (8,998)           1,880
Cash and cash equivalents, beginning of period                   2,270        9,796                -
                                                          -------------- ------------- --------------
Cash and cash equivalents, end of period                       $ 1,880        $ 798          $ 1,880
                                                          -------------- ------------- --------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                                $ -            $ -            $ 32,420
                                                          -------------- ------------- --------------

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and business and basis of presentation:

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of April 30, 2002 and its results of operations and cash flows for the six months ended April 30, 2002. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2001 Form 10-KSB.

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology were assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees;and research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning flue gas and certain air pollutants and contaminants from building air. The proprietary cleaning solution, for which we have applied for trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe product during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. In addition, the Company intends to continue its research and development efforts with respect to its rotary engine during the next 12-month period, provided it is able to raise the funds necessary to conduct such research, of which there can be no assurances

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of April 30, 2002, the Company had not been able to commercially utilize its engine or Klenz-Safe technologies to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,501,731 as of April 30, 2002 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2002. The limited amount of liquid resources available at April 30, 2002 and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (a Company in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and business and basis of presentation (concluded):

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to April 30, 2002 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and rotary engine technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2003, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

We are a developmental stage company that commenced operations on October 13, 1987. We are attempting to exploit commercially certain technologies that we are in the process of developing. One of such technologies is a proprietary cleaning solution owned by Foster-Campo Corp.("Foster-Campo"), a New York corporation owned and operated by Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and the Chief Executive Officer, respectively, of the Company. We have reached an agreement in principle with Foster-Campo under which we will license the right to use Foster-Campo's proprietary solution solely for removing environmental pollutants from flue gases and pollutants and contaminants from building air. We are also attempting to develop the Rotorcam Engine, a rotary internal combustion engine that provides significant advantages over conventional reciprocating engines

         We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through April 30, 2002 of $3,999,928.

Results Of Operations

Our revenues from our inception on October 13, 1987 through April 30, 2002 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended April 30 , 2002 and April 30,2001 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $868,716. Research and development costs were $5,025 during the quarters ended April 30, 2002 and April 30,2001. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,696,702. General and administrative expenses decreased to $66,450 in April,2002 from $201,510 in April ,2001, or a 67% decrease. Decreased general and administrative expenses can be attributed to decreased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees of $0 during the quarterly period ended April 30, 2002 and ,cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $443,715 on promissory notes payable to our principal stockholder and Chairman. Interest expense increased to $74,949 as of April 30, 2002 from $67,813 in April 2001, or an 11% increase primarily as a result of increased loans to us by our Chairman and principal stockholder.

Our net loss of $155,462 in the period ended April, 2002 decreased by $113,861, or 42%, over the net loss of $269,323 in April 30 , 2001. Decreases in general and administrative costs and interest expense caused the overall increase.

Liquidity And Capital Resources

At April 30, 2002, we had cash and short-term investments totaling $1,880(compared to liquid assets of $2,270 at July 31, 2001), a working capital decrease of $390 (compared with a working capital increase of $7,520 at July 31, 2001) and a total stockholders' deficiency of $1,501,731(compared to a deficiency of $1,421,269 at July 31, 2001). The stockholders' deficiency increased due to the net loss of $155,462 incurred in the nine months ended April 30, 2002.

At April 30, 2002, we had current liabilities in excess of current assets of $12,552. We have not been able to commercially utilize our technologies to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at April 30, 2002 as well as July 31, 2001 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2002. Cash flows used by operating activities were $155,292 and $179,792 in April,2002 and April 2001, respectively. The limited amount of liquid resources available at April 30, 2002,and our inability to generate operating revenues and cash flows ,raise substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATION

We are a developmental stage company that commenced operations on October 13, 1987. Our present plan is to attempt to exploit commercially certain technologies that we are in the process of developing. In February 2002, we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp. ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. The license will be limited to use of the formula to remove air pollutants from flue gases and pollutants and contaminants from building air. Under the terms of the proposed license, Foster-Campo will manufacture and supply the cleaning solution to our customers and will invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo will receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit will include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution.

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

We also engaged a certified indoor air quality laboratory to perform a series of laboratory tests on Klenz-Safe to determine Klenz-Safe's ability to remove pollutants and contaminants from building air. The tests simulated wet scrubber equipment, which is a commonly used device for removing pollutants from building air. Based on generally known industry practices, management believes that the range of pollutants captured by Klenz-Safe and the rate of such capture has not been previously achieved in a single operation. The following were the material findings of the laboratory tests:

          Klenz-Safe captured 90% of carbon dioxide in tested air streams;

          Klenz-Safe captured 70% of both nitrogen dioxide and of nitrous oxide in tested air streams;

          Klenz-Safe added no detectable volatile organic compounds to the air stream at elevated temperatures, indicating that Klenz-Safe could be applied to indoor air cleaning systems without the need of additional filtering.

Based on the testing at both Penn State University and by the air quality testing laboratory, management believes that Klenz-Safe possesses the following environmentally beneficial attributes:

          Klenz-Safe is a non-toxic, non-hazardous composition that requires no special equipment to protect the personnel using it;

          Klenz-Safe is useable in scrubber devices, which are commonly used to remove pollutants from building air, thereby providing an existing viable market;

          Klenz-Safe achieves a higher starting alkalinity and has a longer operating life than can be obtained with commercial caustic materials or lime slurries; Klenz-Safe protects rather than corrodes metal compounds and surfaces.

Management believes that Klenz-Safe has the ability to achieve nearly complete capture rates when contact time and pollutant capture methods are optimized. "Pilot Scale" studies, which duplicate but are less extensive than field studies, with a power generation facility are now being planned in order to examine the operating parameters of Klenz-Safe prior to field tests.

We are also conducting field tests of Klenz-Safe with certain manufacturing companies that need to eliminate or lower volatile organic compounds from their manufacturing facilities, and we have signed a non-disclosure agreement with a major coal burning power utility to explore a possible strategic partnership that would develop technology to remove or eliminate sulfur from coal burning flue gas .

To date, the cost of the research at Penn State was approximately $9,000, and the cost of the research by the certified air quality laboratory was approximately $5,000. Funding for such research was provided by loans to the Company from our Chairman, Mr. Anthony Campo.

We have filed an application with the US Patent and Trademark Office (PTO) for protection of the trademark, "Klenz-Safe". The method of the application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who has assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how.

Management believes that if we commence sale of the Klenz-Safe solution for sulfur reduction and/or the reduction or elimination of pollutants from building air, the cost of compliance with environmental laws will not be significant.

We cannot provide any assurances that PTO will grant a patent on our Klenz-Safe technology. We also cannot provide any assurances that we will be able to achieve successful commercialization of our Klenz-Safe technology.


We also intend to continue our research and development efforts on the Rotorcam engine during the ensuing twelve month period, assuming we are able to obtain funding for such efforts. In July 1998, principally, through the efforts of Mr. Dwight Foster, our President and Chief Executive Officer, we were able to obtain the services of Southwest Research Institute ("SRI") to evaluate our engine technology. SRI is generally considered to be one of the country's foremost independent research institutes with approximately 2,500 scientists, engineers and support personnel. SRI conducts an average of 1,500 nationally and internationally sponsored projects each year.

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

Although Management previously was considering potential mergers with businesses owned by Mr. Campo and Mr. Foster and/or third parties, it has no plans to pursue such mergers at this time.

                           PART II - OTHER INFORMATION

Item 1.Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds- None
On April 9, 2002, Mr. Anthony Campo, the Chairman of the Board and Executive Vice President of the Company, exercised a right to convert $37,500 of indebtedness owed by the Company to Mr. Campo into 5,000,000 shares of our Common Stock. The number of shares for which Mr. Campo exercised his conversion right was computed at a rate of $.0075 for each such share of Common Stock. Mr. Campo's conversion right is contained in a Promissory Note dated August 1, 2001 in the principal amount of $1,337,552 issued by the Company to Mr. Campo. Under the terms of the Promissory Note, Mr. Campo was given the right to convert all or any portion of the unpaid principal and/or interest of the Note at a rate of one share of Common Stock for each 3/4 of one cent of such principal and interest converted, up to a maximum of 100,000,000 shares. The terms of such Promissory Note are further described in our Form 10-KSB for the fiscal year ended July 31, 2001. The shares issued to Mr. Campo are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and are "restricted" securities in accordance with the terms of said Act.

Mr. Campo had previously exercised his conversion right under the August 1, 2001 Promissory Note on March 5, 2002. Under the March 5, 2002 exercise, Mr. Campo converted $37,500 of indebtedness into 5 million shares of the Company's Common Stock. Such shares were also exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and are "restricted" securities in accordance with the terms of said Act.

On April 11, 2002, the Board of Directors approved the issuance of 1 million shares of the Company's Common Stock to Robert Vandine in consideration for certain consulting services that Mr. Vandine had agreed to perform for the Company. Such services included (a) research and development of methods of using the Klenz-Safe cleaning product for reducing or eliminating pollutants from building air; (b) research and development of other uses of the Klenz-Safe cleaning product; (c) marketing all technologies using the Klenz-Safe cleaning product; and (d) upon request by the Board of the Company, serving as an executive officer of the Company for a minimum of one year. On April 30, 2002 the Board requested Mr. Vandine to serve as its President, and Mr. Vandine assumed such position as of such date.

On April 11, 2002, the Board of Directors approved the issuance of 250,000 shares of the Company's Common Stock to Newell Dimen in consideration for certain consulting services that Mr. Dimen had agreed to perform on behalf of the Company. Such services included (a) research and development of methods of using the Klenz-Safe cleaning product for reducing or eliminating pollutants from building air; (b) research and development of other uses of the Klenz-Safe cleaning product; and (c) marketing all technologies using the Klenz-Safe cleaning product.

Under the consulting agreements with Mr. Vandine and Mr. Dimen, such individuals agreed that all copyrightable works and all inventions resulting from their services would belong to the Company and that they would assist the Company in obtaining patents and copyrights for such inventions and copyrightable works in all countries.

The shares issued to Mr. Vandine and Mr. Dimen were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities.

On April 11, 2002, the Board of Directors approved the issuance of a non-qualified stock option (the "Option") for 6 million shares of the Company's Common Stock to Dwight Foster, the Chief Executive Officer and a Director of the Company. In issuing such Option, the Board noted that Mr. Foster had been serving as the Company's President and Chief Executive Officer since December 1998 and as a Director since March 2000, in each case without any compensation.

The Option is exercisable, cumulatively, at an exercise price of $0.02 per share in accordance with the following schedule of vesting: 1 million shares on October 11, 2002; 1 million shares on April 11, 2003; 1 million shares on October 11, 2003; 1 million shares on April 11, 2004; 1 million shares on October 11, 2004; and 1 million shares on April 11, 2005. From and after April 11, 2005 the Option may be exercised as to all optioned shares for which it had not been previously exercised.

The Option expires 10 years after the date of grant. If Mr. Foster's employment with the Company is terminated for any reason other than death, Mr. Foster may exercise only that portion of the Option that was exercisable on the date such employment terminated. The Option issued to Mr. Foster was issued without registration pursuant to Section 4(2) of the Securities Act of 1933. The closing price of the Company's Common Stock on the date the Option was granted to Mr. Foster was $.041 per share.



Item 3. Defaults upon Senior Securities
The promissory note to Mr. Campo, dated August 1, 2001, in the amount of $1,337,552, consolidated amounts we owed to Mr. Campo under our prior notes.
The August 1, 2001 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2002. We have defaulted on our quarterly interest payment due on November 1,2001 , February 1, 2002 and May 1, 2002. As of April 30, 2002, a total of $74,949 in unpaid interest was owed to Mr. Campo under the August 1, 2001 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2001 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4. Submission of Matters to a Vote of Security Holders-None

Item 5. Other Information-None

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits

   (10)

          a) Option Agreement between the Company and Dwight Foster covering grant of option on April 11, 2002.

          b) Consulting Agreement dated as of April 11, 2002 between the Company and Robert Vandine

          c) Consulting Agreement dated as of April 11, 2002 between the Company and Newell Dimen.

          d) Assignment dated March 13, 2002 from Robert Vandine to the Company covering Robert Vandine's rights under provisional patent application no. 60/313,087 relating to process of employing proprietary cleaning solution to the treatment of flue gases.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                     --------------------------------------
                                  (Registrant)



                                 By: /S/ Dwight Foster
                                    -------------------------
                                    Chief Executive Officer

                                    Dated:  June 13, 2002


                                By:  /S/ Anthony S. Campo
                                     ------------------------
                                     Anthony S. Campo,  Executive Vice President
                                     Secretary and Treasurer
                                     Chief Financial Officer

                                     Dated: June 13, 2002

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                            /S/ Anthony S. Campo
                                                             -------------------
                                                               Anthony S. Campo,
                                                          Chairman of the Board

                                                               /S/ Dwight Foster
                                                              ------------------
                                                         Dwight Foster, Director


                                                             /S/ Frank Pecorella
                                                             -------------------
                                                       Frank Pecorella, Director

                                                            Dated: June 13, 2002