Form 10KSB
period 2002-07-31
MURRAY UNITED DEVELOPMENT CORP
filed 2002-11-07
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2002

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________


                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
                         (Name of Small Business Issuer)

             Delaware                               22-2856171
----          ------
(State or other jurisdiction of         (I.R.S. employer identification
incorporation or organization)           no.)


P.O. Box 224, Landing, New Jersey                     07850
-------              ------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code(908) 979-3025
                                                  ---

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
Yes     X         No
    -----------      ----------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive information or proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

The Registrant did not have any revenues during its fiscal year ended July 31, 2002.

As of October 23, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as computed by reference to the closing price of such stock on such date was approximately $2,602,930.

79,953,434 shares of the registrant's Common Stock were outstanding as of October 23, 2002.

Transitional Small Business Disclosure Format:

Yes                                  No           X
      -------               ------------

Documents incorporated by Reference: NONE

INDEX TO FORM 10-KSB  -- PARTS I - IV


Part I                                                              Page
                                                                    ----
         -  Item 1.      Description of Business                      4
         -  Item 2.      Description of Property                     15
         -  Item 3.      Legal Proceedings                           15
         -  Item 4.      Submission of Matters to a                  15
                         Vote of Security Holders

Part II
         -  Item 5.      Market for Common Equity and                15
                         Related Stockholder Matters
         -  Item 6.      Management's Discussion and                 19
                         Analysis or Plan of Operation
         -  Item 7.      Financial Statements                        27
         -  Item 8.      Changes in and Disagreements                27
                         With Accountants on Accounting
                         and Financial Disclosure

Part III
         -  Item 9.      Directors, Executive Officers,              27
                         Promoters and Control Persons;
                         Compliance with Section 16(a)
                         of the Exchange Act
         -  Item 10.     Executive Compensation                      30
         -  Item 11.     Security Ownership of Certain               32
                         Beneficial Owners and Management
         -  Item 12.     Certain Relationships and Related           33
                         Transactions

Part IV
         -  Item 13.     Exhibits, Lists and Reports on              35
                         Form 8-K
                         Financial Statements Index                  36
                         Signatures                                  37
                         Certifications                              38
                         List of Exhibits                            40

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

         We continue to believe that pollution and depleting petroleum resources continue to stimulate commercial interest in engines designed to run on alternative fuels. Although numerous alternative engines have been researched and developed by both the government and the private sectors, none has received widespread commercial acceptance. We have been engaged in the research, design and development of the Rotorcam Engine technology since our inception in 1988. Since inception, we have spent, all together, approximately $854,653 on such research and development. However, due principally to a shortage of operating funds, we did not incur any expenses for research and development costs for the Rotorcam Engine during our fiscal years ended July 31, 2002, 2001, and 2000.

         From March 1988 through December 1989, we carried out the design and production of a prototype of the Rotorcam Engine. In January 1990 we tested the Rotorcam Engine using gasoline fuel. The Rotorcam Engine achieved combustion, operated under its own power and maintained a stable speed. After this testing, we made certain modifications to the Rotorcam Engine and resumed testing to obtain additional performance information and engineering data for further development. Design changes to the prototype that we implemented in the latter part of 1992 reduced the availability of the Rotorcam Engine for demonstration purposes and the gathering of engineering data. We subsequently retrofitted the prototype with new components, thereby restoring it to demonstrator status. In September 1995 we successfully converted the engine to operate on propane.

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

         In response to the Report, assuming funding becomes available, which we cannot provide you any assurances will happen, we determined to redesign and rebuild a second generation prototype of the Rotorcam Engine ("Second Prototype") to address the issues raised by SRI in its Report. We estimate that the cost of such Second Prototype will be approximately $350,000 to $375,000 and that it will take approximately 15 to 18 months from the time such funding becomes available to complete.

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

         Our current diversification efforts are focused on attempts to exploit commercially certain technologies that we are in the process of developing. In February 2002, we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp, ("Foster- Campo"), a corporation owned by Mr. Foster and Mr. Campo. The license originally was limited to use of the cleaning solution formula to remove air pollutants from flue gases and pollutants and contaminants from building air. Mr. Campo and Mr. Foster have agreed to expand the license to include use of the Klenz-Safe technology to contain and neutralize hazardous liquids and compounds and to decontaminate equipment used in production of pharmaceuticals. Under the terms of the proposed license, Foster- Campo will manufacture and supply the cleaning solution to our customers and will invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo will receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit will include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution.

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

         Due to the success of the initial testing, Penn State Energy Institute has informed management that it intends to apply for federal and state governmental grants to conduct a pilot test of

Klenz-Safe's ability's to capture sulfur in coal burning flue gas. The pilot study would be conducted in a working smoke stack to simulate real world conditions. If such tests are conducted and are successful, we intend to seek distribution partners to assist us in marketing and selling the Klenz-Safe product to the coal burning utility market.

         We also engaged a certified indoor air quality laboratory to perform a series of laboratory tests on Klenz-Safe to determine Klenz-Safe's ability to remove pollutants and contaminants from building air. The tests simulated wet scrubber equipment, which is commonly used device for removing pollutants from building air. Based on generally known industry practices, management believes that the range of pollutants captured by Klenz-Safe and the rate of such capture have not been previously achieved in a single operation. The following were the material findings of the laboratory tests:

                  Klenz-Safe captured 90% of carbon monoxide in tested air streams;

                  Klenz-Safe captured 70% of both nitrogen dioxide and of nitrous oxide in tested streams;

                  Klenz-Safe added no detectable volatile organic compounds to the air stream at elevated temperatures, indicating that Klenz-Safe could be applied to indoor air cleaning systems without the need of additional filtering.

         In October 2002 we conducted field tests of Klenz-Safe in an actual working wet scrubber. These tests confirmed the prior laboratory results that Klenz-Safe is able to capture sulfur dioxide in wet scrubber equipment. During these tests, Klenz-Safe captured 100% of the sulfur dioxide and a high percentage of other air contaminants in the air passing through the wet scrubber. Klenz-Safe compared favorably in capture efficiency to a caustic solution used in the testing for purposes of comparison, though the caustic solution was somewhat more economical. We are presently negotiating with potential distributors for commercial sales of this product. However, we cannot provide any assurances that we will be able to successfully commercialize the Klenz-Safe product for use in wet scrubber equipment.

         While conducting these field tests, we discovered that the Klenz-Safe technology could also be used to blanket and neutralize acid spills that release toxic or hazardous fumes. After determining the formulation for the foam that is able to be produced with our Klenz-Safe technology, we tested Klenz-Safe's foam formulation on toxic and other harmful spills. We concluded that Klenz-Safe is able to safely produce a neutralizing foam blanket for covering and neutralizing compounds that release toxic and other hazardous fumes into the environment. We are currently conducting further tests of this application and demonstrating this application to potential customers.

         We are also conducting field tests of Klenz-Safe with certain manufacturing companies that need to eliminate or lower volatile organic compounds from their manufacturing facilities, and we have signed a non-disclosure agreement with a major coal burning power utility to explore a possible strategic partnership that would develop technology to remove or eliminate sulfur from coal burning flue gas.

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

         Management presently believes that Klenz-Safe may be useful in the following applications:

        o Air pollution control in wet scrubber equipment, which are commonly used to remove pollutants from building air

        o         Containment and neutralization of liquids and compounds

        o         Decontamination of equipment in pharmaceutical production

        o         Air filtration in indoor air quality control

        o         Flue and combustion gas scrubbing

         We believe that potential markets for Klenz-Safe include the chemical production, manufacturing, food processing, pharmaceutical production, utility and indoor air quality control industries. We are presently seeking affiliations with distribution firms and potential end users to solicit purchase order contracts for sales of Klenz-Safe. However, we have not entered into any distribution or other agreements with such potential business partners, and we cannot provide any assurances that we will be able to do so in the future. Moreover, although management believes that there are numerous potential markets for the Company's Klenz-Safe technology, we cannot provide any assurances that we will be able to successfully market and sell our Klenz-Safe products.


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

         If we are able to commercialize Klenz-Safe, we expect to compete by means of higher value in use through combining the advantages of differing technologies in one product. Because the Company is still engaged in testing the viability of the Klenz-Safe product, we are unable to assess the competitive environment for Klenz-Safe. We will be better able to determine the competitive market after completion and analysis of further testing.

EMPLOYEES AND CONSULTANTS

         We currently have one employee, Mr. Dwight Foster, whom the Board appointed as our President and Chief Executive Officer in December 1998. Mr. Anthony Campo, who is our Chairman of the Board, Executive Vice-President, Secretary and Treasurer, also provides us with general administrative services. Mr. Robert Van Dine, our President, has rendered consulting services to us from January 2000 to the present. Mr. Van Dine has not received any cash compensation but has received a total of 2 million shares of our common stock for such consulting services. We have previously, also retained the services of a consultant on an as needed basis, who provides us with engineering services with payment being made based on such consultants hourly rate.


NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

         If successfully developed, the Rotorcam Engine will be subject to a series of governmental regulations with respect to safety, fuel efficiency and pollution. We cannot provide you with any assurance that the Rotorcam Engine will be able to meet these standards of pollution and safety. In addition, the assembly and manufacture of products containing the Rotorcam Engine will be subject to Federal and State regulations. We intend to comply with all regulations that may be applicable to our business however, the compliance with such regulations may cause delays and additional expense, which could adversely affect the commercial viability of the Rotorcam Engine.

         Sales of our Klenz-Safe technology to power generating utilities will require verification testing for pollutant capture. We expect that the cost of compliance with such testing requirements will be minimal. We do not believe that governmental approval will be required for other applications of our Klenz-Safe product.


PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY
AGREEMENTS OF LABOR CONTRACTS, INCLUDING DURATION

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

         We have been granted trademark protection for the name "Klenz- Safe" from the US Patent and Trademark Office (PTO). The method of application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who has assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how. In October 2002 we filed another application for a provisional patent, which extends the Klenz-Safe technology into additional indoor air quality applications. We cannot provide any assurances that PTO will grant any patent on our Klenz-Safe technology.


STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

         Penn State Energy Institute has informed management that it intends to apply for federal and state governmental grants to conduct a pilot test of Klenz-Safe's ability's to capture sulfur in coal burning flue gas. The pilot study would be conducted in a working smoke stack to simulate actual conditions. If such tests are successful, we intend to seek distribution partners to assist us in marketing and selling the Klenz-Safe product to the coal burning utility market. We cannot provide any assurances that such testing will occur or will be successful. If such tests are performed, results are not expected to be available for approximately one year.

         In October 2002 we conducted field tests of Klenz-Safe in an actual working wet scrubber. Wet Scrubbers are used to remove contaminants from indoor building air. These tests confirmed the prior laboratory results that Klenz-Safe is able to capture sulfur dioxide in wet scrubber equipment. During these tests, Klenz-Safe captured 100% of the sulfur dioxide and a high percentage of other air contaminants in the air passing through the wet scrubber. Klenz-Safe compared favorably in capture efficiency to a caustic solution used in the testing for purposes of comparison, though the caustic solution was somewhat more economical. We are presently negotiating with potential distributors for commercial sales of this product. However, we cannot provide any assurances that we will be able to successfully commercialize the Klenz-Safe product for use in wet scrubber equipment.

         While conducting these field tests, we discovered that the Klenz-Safe technology could also be used to blanket and neutralize acid spills that release toxic or hazardous fumes. After determining the formulation for the foam that is able to be produced with our Klenz-Safe technology, we tested Klenz-Safe's foam formulation on toxic and other harmful spills. We concluded that Klenz-Safe is able to safely produce a neutralizing foam blanket for covering and neutralizing compounds that release toxic and other hazardous fumes into the environment. We are currently conducting further tests of this application and demonstrating this application to potential customers.

         We are also conducting field tests of Klenz-Safe with certain manufacturing companies that need to eliminate or lower volatile organic compounds from their manufacturing facilities, and we have signed a non-disclosure agreement with a major coal burning power utility to explore a possible strategic partnership that would develop technology to remove or eliminate sulfur from coal burning flue gas.


DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

         If we are successful in our attempts to produce an engine that is commercially viable, we intend to attempt to enter into licensing or contract manufacturing arrangements with other companies for production and sale of the Rotorcam Engine.

         If we successfully commercialize our Klenz-Safe technology, we plan to distribute our Klenz-Safe products through third party distribution channels either on a commission or buy and resell basis.


REPORTS TO SECURITY HOLDERS

We have not in the past provided an annual report to our shareholders and do not intend to do so until we are able to generate sufficient revenues to fund the expense of such reports. We are subject to the disclosure rules of Regulation S-B for a small business issuer under the Securities Act of 1933 and the Securities Exchange Act of 1934 and are therefore required to file a Form 10-KSB annually and Forms 10-QSB quarterly. In addition, we are required to file Forms 8-K and other information statements from time to time as required.

The public may read and copy any materials we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov). That contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC.


ITEM 2.  PROPERTIES

We do not presently own or lease any properties.


ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                     PART 11

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Our Common Stock has been quoted on the over-the counter market since March 24, 1988 but has not been included in the NASDAQ system. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commission, for the periods indicated below are:

                         Year Ended July 31,

                       2002                         2001
                       ----                         ----
                High        Low              High          Low
                ----       ----              ----         -----
1st Quarter    $0.17       $0.076            $0.11        $0.06
2nd Quarter    $0.10       $0.035            $0.08        $0.041
3rd Quarter    $0.11       $0.03             $0.125       $0.02
4th Quarter    $0.065.     $0.02             $0.192       $0.04


         Reporting by the National Quotation Bureau, Inc. of quotations for our Common Stock does not evidence an established public trading market for such stock, and holders of our Common Stock may not be able to liquidate their investment at acceptable prices. Moreover, such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not be indicative of actual trading transactions. As of October 22, 2002 there were approximately 820 holders of record of our Common Stock.

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

         On April 17, 2001, we issued 1,000,000 shares of our common stock to Mr. Robert Van Dine and 250,000 shares of such common stock to Mr. Newell Dimen. Such shares were issued as compensation for their services to the Company, principally in connection with our efforts to diversify by engaging in the testing of a proprietary cleaning solution for use in coal and oil burning smoke stacks. On April 17, 2001, the closing price of our Common Stock as quoted on the Over the Counter Bulletin Board was $0.034 per share. Based solely on such market price, the value of the grant to Mr. Van Dine was therefore approximately $34,000, and the value of the grant to Mr. Dimen was approximately $8,500.

         The shares issued to Mr. Pecorella, Mr. Dimen and Mr. Van Dine were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 permitted by Section 4(2) of such Act. Such shares are therefore "restricted securities" within the meaning of the Securities Act of 1933 and may not be transferred by any such individuals unless such shares are registered or there is an exemption available with respect to such transfer.

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

         On April 9, 2002, Mr. Anthony Campo, the Chairman of the Board and Executive Vice President of the Company, exercised a right to convert $37,500 indebtedness owed by the Company to Mr. Campo into 5,000,000 shares of our Common Stock. The number of shares for which Mr. Campo exercised his conversion right was computed at a rate of $.0075 for each such share of Common Stock. Mr. Campo's conversion right contained in a Promissory Noted dated August 1, 2001 in the principal amount of $1,337,552 issued by the Company to Mr. Campo. Under the terms of the Promissory Note, Mr. Campo was given the right to convert all or any portion of the unpaid principal and/or interest of the Note of a rate of one share of Common Stock for each 3/4 of one cost of such principal and interest converted, up to a maximum of 100,000,000 shares. The terms of such Promissory Note are further described in our Form 10- KSB for the fiscal year ended July 31, 2001. The shares issued to Mr. Campo are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and are "restricted" securities in accordance with the terms of said Act.

         Mr. Campo had previously exercised his conversion right under the August 1, 2001 Promissory Note on March 5, 2002. Under the March 5, 2002 exercise, Mr. Campo converted $37,500 of indebtedness into 5 million shares of the Company's Common Stock. Such shares were also exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and are "restricted" securities in accordance with the terms of the said Act.

         On April 11, 2002, the Board of Directors approved the issuance of 1 million shares of the Company's Common Stock to

Robert Van Dine in consideration for certain consulting services that Mr. Van Dine had agreed to perform for the Company. Such services included (a) research and development of methods of using the Klenz-Safe cleaning product for reducing or eliminating pollutants from building air; (b) research and development of other uses of the Klenz-Safe cleaning product; (c) marketing all technologies using the Klenz-Safe cleaning product; and (d) upon request by the Board of the Company, serving as an executive officer of the Company for a minimum of one year. On April 30, 2002 the Board requested Mr. Van Dine to serve as its President, and Mr. Van Dine assumed such position as of such date.

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

         Under the consulting agreements with Mr. Van Dine and Mr. Dimen, such individuals agreed that all copyrightable works and all inventions resulting from their services would belong to the Company and that they would assist the Company in obtaining patents and copyrights for such inventions and copyrightable works in all countries.

         The shares issued to Mr. Van Dine and Mr. Dimen were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities. The closing price of the Company's Common Stock on the day the shares were issued to Mr. Van Dine and Mr. Dimen was $.041 per share. Based solely on such market price, the values of the shares issued to Mr. Van Dine and Mr. Dimen were $41,000 and $10,250, respectively.

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

         The Option expires 10 years after the date of grant. If Mr. Foster's employment with the Company is terminated for any reason other than death, Mr. Foster may exercise only that portion of the Option that was exercisable on the date such employment terminated. The Option issued to Mr. Foster was issued without registration of such Option or the underlying shares pursuant to Section 4(2) of the Securities Act of 1933. The closing price of the Company's Common Stock on the date the Option was granted to Mr. Foster was $.041 per share.

         On April 17, 2001, The Board of Directors had approved a grant of a non-qualified Option to Mr. Foster for 15 million shares of the Company's Common Stock. Such option was never issued, however, and was subsequently rescinded.

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


                    FISCAL YEAR ENDED JULY 31, 2002
     AS COMPARED TO FISCAL YEARS ENDED JULY 31, 2001 AND 2000

RESULTS OF OPERATIONS

         We have never derived any revenues from our operations and have incurred cumulative losses from our inception on October 13, 1987 through July 31, 2002 of $4,092,463. Our revenues from inception through July 31, 2002, totaling $66,465, were derived from interest earned. There was no change in interest income earned in our fiscal year that ended on July 31, 2002, as was the case in fiscal 2001, due to a continued shortage of funds for investment purposes.

         Our cumulative loss from inception includes research and development costs of $868,716. We incurred research and development costs of $14,063 in fiscal 2002,principally in connection with the testing of our Klenz-Safe product. We did not incur any expenses for research and development during either fiscal 2001 and 2000.

         Our cumulative loss from inception includes general and administrative expenses of $2,673,416. General and administrative expenses decreased by 51% to $134,107 in fiscal 2002 from $292,979 in fiscal 2001. General and administrative expenses increased by 521% to $292,979 in fiscal 2001 from a credit of $67,397 in fiscal 2000. The decrease in fiscal 2002 was due to a decrease in general and administrative expenses, such as legal and accounting fees and other expenses. The increase in fiscal 2001 was due principally to increases in such general and administrative expenses.

         The cumulative loss from inception also includes past licensing fees of $57,260 that had accrued and been paid to one of our former officers. It includes interest expense of $559,536 on loans payable to our Chairman, Mr. Anthony Campo, and to one of our former officers. Interest expense increased by 10% to $99,827 in fiscal 2002 from $90,943 in fiscal 2001 due to an increase in interest costs associated with the amount outstanding on a promissory note from the Company to Mr. Anthony Campo. Interest expense also increased to $90,943 in fiscal 2001 from $72,450 in fiscal 2000, or 26%.

         The net loss of $247,997 in fiscal 2002 decreased by $135,925 or 36%, from fiscal 2001 due to decreased general and administrative costs.


LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2002 we had cash and short-term investments totaling $364 (compared to liquid assets of $2,270 at July 31, 2001), a working capital deficiency of $1,906 (compared to a working capital deficiency of $7,526 at July 31, 2001), and a total stockholders' deficiency of $1,543,016 (compared to $1,421,269 at July 31, 2001). Cash balances decreased in fiscal 2002 because of the net loss of $247,997, whereas the decrease in working capital in fiscal 2001 was due to a net loss of $383,922. The stockholders' deficiency increased by $121,747 due to the net loss incurred in July 31, 2002, as compared to a $136,422 increase in stockholders' deficiency at July 31, 2001.

         As of July 31, 2002 we had current liabilities in excess of current assets of $23,076 Since we have not been able to commercially use our technology to generate any revenues through that date, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at July 31, 2002 and 2001 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive cash flows during the twelve-month period subsequent to July 31, 2002. Cash flows used by operating activities were $160,008 and $198,220 in fiscal 2002 and fiscal 2001, respectively. The limited amount of liquid resources that were available to us as of July 31, 2002 and our inability to generate operating revenues and cash flows raise substantial doubt about our ability to continue as a going concern.


PLAN OF OPERATION

         Management's current efforts are focused on attempts to exploit commercially certain technologies that the Company is in the process of developing. In February 2002, we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp,

("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. The license originally was limited to use of the formula to remove air pollutants from flue gases and pollutants and contaminants from building air. Mr. Campo and Mr. Foster have agreed to expand the license to include use of the Klenz-Safe technology to contain and neutralize hazardous liquids and compounds and to decontaminate equipment used in production of pharmaceuticals. Under the terms of the proposed license, Foster-Campo will manufacture and supply the cleaning solution to our customers and will invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo will receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit will include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution.

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

         Due to the success of the initial testing, Penn State Energy Institute has informed management that it intends to apply for federal and state governmental grants to conduct a pilot test of Klenz-Safe's ability's to capture sulfur in coal burning flue gas. The pilot study would be conducted in a working smoke stack to simulate actual conditions. If such tests are conducted and are successful, we intend to seek distribution partners to assist us in marketing and selling the Klenz-Safe product to the coal burning utility market. We cannot provide any assurances that such testing will occur or will be successful. If such tests are performed, results are not expected to be available for approximately one year.

         We also engaged a certified indoor air quality laboratory to perform a series of laboratory tests on Klenz-Safe to determine Klenz-Safe's ability to remove pollutants and contaminants from building air. The tests simulated wet scrubber equipment, which is commonly used device for removing pollutants from building air. Based on generally known industry practices, management believes that the range of pollutants captured by Klenz-Safe and the rate of such capture have not been previously achieved in a single operation. The following were the material findings of the laboratory tests:

                  Klenz-Safe captured 90% of carbon monoxide in tested air streams;

                  Klenz-Safe captured 70% of both nitrogen dioxide and of nitrous oxide in tested streams;

                  Klenz-Safe added no detectable volatile organic compounds to the air stream at elevated temperatures, indicating that Klenz-Safe could be applied to indoor air cleaning systems without the need of additional filtering.

         In October 2002 we conducted field tests of Klenz-Safe in an actual working wet scrubber. These tests confirmed the prior laboratory results that Klenz-Safe is able to capture sulfur dioxide in wet scrubber equipment. During these tests, Klenz-Safe captured 100% of the sulfur dioxide and a high percentage of other air contaminants in the air passing through the wet scrubber. Klenz-Safe compared favorably in capture efficiency to a caustic solution used in the testing for purposes of comparison, though the caustic solution was somewhat more economical. We are presently negotiating with potential distributors for commercial sales of this product. However, we cannot provide any assurances that we will be able to successfully commercialize the Klenz-Safe product for use in wet scrubber equipment.

         While conducting these field tests, we discovered that the Klenz-Safe technology could also be used to blanket and neutralize acid spills that release toxic or hazardous fumes. After determining the formulation for the foam that is able to be produced with our Klenz-Safe technology, we tested Klenz-Safe's foam formulation on toxic and other harmful spills. We concluded that Klenz-Safe is able to safely produce a neutralizing foam blanket for covering and neutralizing compounds that release toxic and other hazardous fumes into the environment. We are currently conducting further tests of this application and demonstrating this application to potential customers.

         We are also conducting field tests of Klenz-Safe with certain manufacturing companies that need to eliminate or lower volatile organic compounds from their manufacturing facilities, and we have signed a non-disclosure agreement with a major coal burning power utility to explore a possible strategic partnership that would develop technology to remove or eliminate sulfur from coal burning flue gas.

         Based on our tests of Klenz-Safe, management believes that Klenz-Safe possesses the following environmentally beneficial attributes:

                 o Klenz-Safe is a non-toxic, non-hazardous composition that requires no special equipment to protect the personnel using it

                  o Klenz-Safe achieves a higher starting alkalinity and has a longer operating life than can be obtained with commercial caustic materials or lime slurries; Klenz-Safe protects rather than corrodes metal compounds and surfaces

         Management presently believes that Klenz-Safe may be useful in the following applications:

        o Air pollution control in wet scrubber equipment, which are commonly used to remove pollutants from building air

        o         Containment and neutralization of liquids and compounds

        o         Decontamination of equipment in pharmaceutical production

        o         Air filtration in indoor air quality control

        o         Flue and combustion gas scrubbing

         We believe that potential markets for Klenz-Safe include the chemical production, manufacturing, food processing, pharmaceutical production, utility and indoor air quality control industries. We are presently seeking affiliations with distribution firms and potential end users to solicit purchase order contracts for sales of Klenz-Safe. However, we have not entered into any distribution or other agreements with such potential business partners, and we cannot provide any assurances that we will be able to do so in the future. Moreover, although management believes that there are numerous potential markets for the Company's Klenz-Safe technology, we cannot provide any assurances that we will be able to successfully market and sell our Klenz-Safe products.

         To date, the cost of the research at Penn State was approximately $9,000, and the cost of the research by the certified air quality laboratory was approximately $5,000. Funding for such research was provided by loans to the Company from our Chairman, Mr. Anthony Campo.

         We have been granted trademark protection for the name "Klenz- Safe" from the US Patent and Trademark Office (PTO). The method of application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who has assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how. In October 2002 we filed another application for a provisional patent, which extends the Klenz-Safe technology into additional indoor air quality applications. We cannot provide any assurances that PTO will grant any patent on our Klenz-Safe technology.

         We also intend to continue our research and development efforts on the Rotorcam Engine during the ensuing twelve month period, assuming we were able to obtain funding for such efforts. In July 1998, principally, through the efforts of Mr. Dwight Foster, our Chief Executive Officer, we were able to obtain the services of Southwest Research Institute ("SRI") to evaluate our engine technology. SRI is generally considered to be one of the country's foremost independent research institutes with approximately 2,500 scientists, engineers and support personnel. SRI conducts an average of 1,500 nationally and internationally sponsored projects each year.

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

         Not Applicable.


                                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         In December 1998, Mr. Anthony Campo resigned as President and Chief Executive Officer of the Company but remained as Chairman of the Board, and the Board appointed Mr. Dwight Foster as President and CEO and Mr. Campo as Executive Vice President, Secretary and Treasurer. In December 1998, the Board appointed Mr. Frank Pecorella as a Director of the Company, and in April 2000, the Board appointed Mr. Dwight Foster as a Director of the Company to replace Mr. Thomas Caltabiano, who resigned as a Director in April 2000. In April 2002, The Board appointed Robert Van Dine as President to replace Mr. Foster who simultaneously resigned such office but who remains the Chief Executive Officer of the Company. Our present executive officers and directors, their ages and present positions are as follows:

                                                             First year
Name                  Age      Position                      Elected/Appointed
-----                ----      --------                      ----
Anthony Campo         62       Chairman of the Board,            1993
                               Executive Vice President,
                               Secretary and Treasurer

Dwight Foster         53       Director and                      2000
                               Chief Executive Officer

Frank Pecorella       50       Director                          1998


Robert Van Dine       51       President                         2002


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


ROBERT VAN DINE

         Mr. Robert Van Dine was appointed President of the Company in April 2002. From approximately June 1998 to the present Mr. Van Dine has been a consultant providing engineering and administrative services to two start-up biotechnology companies. From January 2000 to the present Mr. Van Dine has been a consultant to the Company providing engineering and administrative services to us as well. From 1994 to 1998 Mr. Van Dine was employed as President by IMC, Inc., a manufacturing technology consulting firm. Mr. Van Dine is a graduate of the U.S. Naval Academy where he earned a Bachelor of Science degree in engineering in 1973. Mr. Van Dine has served tours both in Vietnam and the Middle East.

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

         On April 11, 2002, the Board of Directors approved the issuance of 1 million shares of the Company's Common Stock to Robert Van Dine in consideration for certain consulting services that Mr. Van Dine had agreed to perform for the Company. Such services included (a) research and development of methods of using the Klenz-Safe cleaning product for reducing or eliminating pollutants from building air; (b) research and development of other uses of the Klenz-Safe cleaning product; (c) marketing all technologies using the Klenz-Safe cleaning product; and (d) upon request by the Board of the Company, serving as an executive officer of the Company for a minimum of one year. On April 30, 2002 the Board requested Mr. Van Dine to serve as its President, and Mr. Van Dine assumed such position as of such date.

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

         The Option granted to Mr. Foster is exercisable, cumulatively, at an exercise price of $0.02 per share in accordance with the following schedule of vesting: 1 million shares on October 11, 2002; 1 million shares on April 11, 2003; 1 million shares on October 11, 2003; 1 million shares on April 11, 2004; 1 million shares on October 11, 2004; and 1 million shares on April 11, 2005. From and after April 11, 2005 the Option may be exercised as to all optioned shares for which it had not been previously exercised.

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

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR



                                             INDIVIDUAL GRANTS
                 Number of            Percent of
                 Securities           Total                                Closing
                 Underlying           Options/           Exercise          Price on Date
                 Options/SARs         SARs Granted       Price             of Grant
Name             Granted              To Employees       ($/Sh)            ($/Sh)               Expiration Date
                                      In Fiscal
                                      Year
-----------      ------------               ----------                ---
Dwight           6,000,000            100 %              $0.02             $0.041               April 10, 2012
Foster

         During the past three fiscal years, we have not paid any cash or other compensation to any director or executive officer of the Company except for the grants to Mr. Pecorella, Mr. Van Dine and Mr. Foster described above.

         Mr. Anthony Campo, our Chairman of the Board, Executive Vice President, Secretary and Treasurer, received no compensation for his services to us during our fiscal years ended July 31, 2002, 2001 or 2000. No other person served as an executive officer of the Company during the fiscal year ended July 31, 2002, and, except for the grant of stock to Mr. Pecorella and the Option granted to Mr. Foster described above, none of our directors received any compensation for serving in such capacity during our fiscal years ended July 31, 2002 or 2001.

         We do not have any employment agreement with any of our executive officers, nor are there any compensatory plans or arrangements that would provide compensation to any executive officer upon his resignation, retirement or other termination of employment, or as a result of a change in control of the Company or a change in such executive officer's responsibilities following a change in control of the Company.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We have provided below information as of October 22, 2002 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Name and                   Amount and
Address of                 Nature of                         Percent
Beneficial Owner (1)(2)    Beneficial Ownership              of Class
----------    -------              --------
Anthony S. Campo (3)       104,503,500                        60.7 %

Dwight Foster (4)            1,596,510                         1.9 %

Frank Pecorella              3,390,000                         4.2 %

Robert Van Dine              2,000,000                         2.5 %

All Directors and
Executive Officers
as a Group (4 persons)     111,490,000                        64.2 %


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

(3) In addition to 5,570,000 owned individually by Mr. Campo, includes (i) 2,150,000 shares held by Mr. Campo's wife, (ii) 4,772,400 shares held by Mr. Campo's children, (iii) 1,100,000 shares that may be acquired by Mr. Campo upon the exercise of Class B Warrants, (iv) 911,100 shares that may be acquired by the children of Mr. Campo upon exercise of Class B Warrants, and (v) 90,000,000 shares that may be acquired by Mr. Campo upon the conversion of his Promissory Note from the Company dated August 1, 2002 (see "Certain Transactions".)

(4) Includes 21,500 shares held by Mr. Foster's wife and 1,500,000 shares that may be acquired by Mr. Foster within sixty(60) days upon exercise of the stock option granted to him on April 11, 2002.

Does not include 4,500,000 shares that may be acquired upon exercise of such option with respect to which such option is not exercisable within sixty (60) days of the date hereof.


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

         In September 2001, the Board approved the issuance of a new Note to Mr. Campo dated August 1, 2001 in the principal amount of $1,337,552 to replace the August 1, 2000 Note that matured on August 1, 2001. The principal amount of the August 1, 2001 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2001, including accrued interest thereon through July 31, 2001. Except for the increased principal amount of the August 1, 2001 Note, the terms of such Note were the same as the August 1, 1998 and August 1, 2000 Notes. In March 2002 and April 2002, Mr. Campo exercised his conversion right under the August 2001 Note to acquire a total of 10,000,000 shares of our Common Stock in exchange for retirement of $75,000 of debt under the Note.

         We defaulted in payment of all principal and interest payments due under the August 2001 Note, which matured on July 31, 2002. In October 2002, the Board approved the issuance of a new Note to Mr. Campo dated as of August 1, 2002 in the principal amount of $1,430,148 to replace the August 1, 2001 Note that matured on August 1, 2002. The principal amount of the August 1, 2002 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2002, including accrued interest thereon through July 31, 2002 in the amount of $99,827. Except for the increased principal amount of the August 1, 2002 Note and the reduction of the number of shares that Mr. Campo may acquire upon exercise of his conversion right to 90 million shares resulting from his exercise of the conversion right for 10 million shares in March and April 2002, the terms of such Note are the same as the August 1, 1998, August 1, 2000 and August 1, 2001 Notes.

         Since we do not have any revenues, it is very doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2002. Note until such time as we have operating revenues or until we raise funds from an independent source, both of which events may not occur at any time.

                                     PART IV


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(A)      Exhibits and Financial Statements:

         1. Financial Statements

         The following documents are included in Part II:

         (i)               Report of Independent Accountants
         (ii)              Balance Sheets as of July 31, 2002 and July 31,
                           2001
         (iii) Statements of Income for the fiscal years ended July 31,2002, 2001 and 2000
         (iv) Statement of Cash Flows for the fiscal years ended July 31,2002, 2001, and 2000
         (v) Statements of Changes in Stockholders' Equity for the fiscal years ended July 31, 2002, 2001 and 2000
         (vi)              Notes to Financial Statements


         2. The exhibits which are required by Item 601 of regulation S-B are listed in the Index to Exhibits beginning on page 40 of this Form 10-KSB.


(B)      Reports on Form 8-K.

         Not Applicable.

                         MURRAY UNITED DEVELOPMENT CORP.
                              FINANCIAL STATEMENTS
                                      INDEX


                                                                      Page No.
                                                                     ---------
(i)      Report of Independent Accountants                          F-1

(ii)     Balance Sheets as of July 31, 2002
         and July 31, 2001                                          F-2

(iii)    Statements of Operations for the fiscal years
         ended July 31, 2002, 2001 and 2000                         F-3

(iv)     Statements of Changes in Stockholders'
         Equity (Deficiency) for the fiscal years ended
         July 31, 2002, 2001 and 2000                               F-4 to F-10

(v)      Statement of Cash Flows for the fiscal
         years ended July 31, 2002, 2001, and 2000                  F-11

(vi)     Notes to Financial Statements                              F-12 to F-18

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                    ------------
                                    (Registrant)


                                    By:   /s/ Dwight Foster
                                       ---------
                                    Dwight Foster
                                    Chief Executive Officer


                                    Dated: October 28, 2002



                                    By:  /s/ Anthony S. Campo
                                       ---------
                                    Anthony S. Campo, Executive Vice President
                                    Secretary and Treasurer
                                    (Chief Financial Officer)


                                    Dated: October 28, 2002


         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ Anthony S. Campo
                                    -----
                                    Anthony S. Campo,
                                    Chairman of the Board

                                    /s/ Dwight Foster
                                    -----
                                    Dwight Foster, Director

                                    /s/ Frank Pecorella
                                    -----
                                    Frank Pecorella, Director


                                    Dated:  October 28, 2002

                                 CERTIFICATIONS



I, DWIGHT FOSTER, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Murray United Development Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report.


                                          /s/ Dwight Foster
                                       ---

                                       Dwight Foster
                                       Chief Executive Officer
                                       (Principal Executive Officer & Director)



Date:  October 28, 2002

                                 CERTIFICATIONS



I, ANTHONY CAMPO, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Murray United Development Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this annual report.


                                            /s/ Anthony Campo
                                        --

                                        Anthony Campo
                                        Chairman of the Board of Directors,
                                        Executive Vice President, Secretary and
                                        Treasurer
                                        (Principal Financial and Accounting
                                        Officer)



Date:  October 28, 2002

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

(3)      (a)      Articles of Incorporation and Bylaws                     *

         (b)      Amended and Restated Bylaws                              **


(10)     Material contracts

         (a)      Promissory Note dated August 1, 1998 from
                  the Company to Mr. Anthony S. Campo.                     ***

         (b)      Amendment dated March 15, 2000 to Company's
                  Promissory Note dated August 1, 1998. **

         (c)      Promissory Note dated August 1, 2000 from                ***
                  the Company to Mr. Anthony Campo.

         (d)      Promissory Note dated August 1, 2001 from                ****
                  the Company to Mr. Anthony Campo.

         (e)      Option Agreement between the Company and                 +
                  Dwight Foster covering grant of option on April 11, 2002.

         (f)      Consulting Agreement dated as of April 11, 2002          +
                  between the Company and Robert Van Dine.

         (g)      Consulting Agreement dated as of April 11, 2002          +
                  between the Company and Newell Dimen.

         (h)      Assignment dated March 13, 2002 from Robert              +
                  Van Dine to the Company covering Robert Van Dine's rights under provisional patent application no. 60/313,087 relating to process of employing proprietary cleaning solution to the treatment of flue gases.

         (i) Promissory Note dated August 1, 2002 from the Company to Mr. Anthony Campo.


(23)     (a)      Consent of Albrecht, Viggiano,
                  Zureck & Company, P.C.

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

                  + Filed with the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2002 and incorporated herein by reference.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                              FINANCIAL STATEMENTS

                       Years Ended July 31, 2002 and 2001

                                TABLE OF CONTENTS



                                                                        Page
                                                                        ----

INDEPENDENT AUDITORS' REPORTS.....................................         F-1

FINANCIAL STATEMENTS

    Balance Sheets................................................          F-2

    Statements of Operations......................................          F-3

    Statements of Stockholders' Equity (Deficiency)...............   F-4 - F-10

    Statements of Cash Flows......................................         F-11

    Notes to Financial Statements.................................  F-12 - F-18

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


                               ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Murray United Development Corporation
Landing, New Jersey

We have audited the accompanying balance sheets of Murray United Development Corporation (a Company in the development stage) as of July 31, 2002 and 2001, and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended July 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray United Development Corporation as of July 31, 2002 and 2001, and its results of operations and cash flows for the years ended July 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of July 31, 2002, the Company has not generated any operating revenues and has suffered recurring losses from operations from inception and has a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ALBRECHT, VIGIANO, ZURECK & COMPANY P.C.

Hauppauge, New York
October 31, 2002

                     MURRAY UNITED DEVELOPMENT CORPORATION
                     (A Company in the Development Stage)
                                BALANCE SHEETS
                            JULY 31, 2002 and 2001

ASSETS                                                                       2002                         2002
                                                                          ----------                   ---------
Current Assets
     Cash and cash equivalents                                            $      364                  $    2,270
     Loan receivable                                                           2,000                       2,000

Property, Plant, and Equipment, net                                           58,336                      66,669
                                                                          ----------                   ---------

     Total Assets                                                         $   60,700                  $   70,939
                                                                          ----------                   ---------

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
     Accounts payable                                                     $   25,440                   $   6,518
                                                                          ----------                   ---------

                                   Total Current Liabilities                  25,440                       6,518
Long-Term Liabilities                                                     ----------                   ---------
     Accrued compensation                                                    148,128                     148,128
     Accrued interest payable                                                 99,827                      90,943
     Notes payable - stockholder                                           1,330,321                   1,246,619
                                                                          ----------                   ---------

                                    Total Long Term Liabilities            1,578,276                   1,485,690
                                                                          ----------                   ---------

     Total Liabilities                                                     1,603,716                   1,492,208
                                                                          ----------                   ---------

Commitments

Stockholders' Equity (Deficiency)
     Capital stock - par value $.0001; authorized
        200,000,000 shares; issued and outstanding
        79,953,434 and 68,703,434 shares                                       7,996                       6,871
     Additional paid-in capital                                            2,541,451                   2,416,326
     Deficit accumulated in the development stage                          4,092,463)                 (3,844,466)
                                                                          ----------                   ---------

                              Total Stockholders' Equity (Deficiency)     (1,543,016)                 (1,421,269)
                                                                          ----------                  ----------

     Total Liabilities & Stockholders' Equity                             $   60,700                  $   70,939
                                                                          ----------                  ----------


                               See independent auditors' report and notes to financial ststements


                                            MURRAY UNITED DEVELOPMENT CORPORATION
                                              (A Company in the Development Stage)
                                                   STATEMENTS OF OPERATIONS
                                           YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                          AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                                                      (DATE OF INCEPTION)





                                                                                                                       Cumulative
                                                                                                                      Amounts From
                                                                     2002              2001               2000          Inception
                                                                  ----------        ---------          ----------     ------------
Income
   Interest income                                               $     -0-         $      -0-        $      -0-       $     66,465

Expenses

   Research and development costs                                   14,063                -0-               -0-            868,716
   Licensing fees stockholder and affiliate                            -0-                -0-               -0-             57,260
   General and administrative expenses                             134,107            292,979           (67,397)         2,673,416
   Interest expense stockholder and affiliate                       99,827             90,943            72,450            559,536
                                                                 ---------         ----------        ----------       ------------
                                         Total Expenses            247,997            383,922             5,053          4,158,928
                                                                 ---------         ----------        ----------       ------------
                                               Net Loss          $(247,997)        $ (383,922)       $   (5,053)      $ (4,092,463)
                                                                 ---------         ----------        ----------       ------------
Net loss per common share                                        $  (0.003)        $   (0.006)             (nil)      $     (0.051)

Weighted average number of common
   shares outstanding                                           74,328,434         64,912,336        63,453,434         79,953,434
                                                                ----------         ----------        ----------       ------------


                               See independent auditors' report and notes to financial ststements



                                             MURRAY UNITED DEVELOPMENT CORPORATION
                                             (A Company in the Development Stage)
                                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                            YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                           AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                                                       (DATE OF INCEPTION)





                                                                                      Deficit
                                               Common                               Accumulated
                                               Stock                   Additional      in the           Stock
                                             Number of                   Paid in    Developmental   Subscriptions
                                               Shares       Amounts      Capital        Stage         Receivable      Total
                                            -----------    ----------  -----------  -------------   -------------   --------
Issuance in October 1987 to
   Principal Stockholder                    49,000,000      $ 4,900                                   $ (4,900)

Issuance in October 1987 for cash            3,000,000          300     $ 49,800                          (100)      $50,000

Issuance through initial public
   offering of 15,000,000 units in
   February 1988 for cash at $.05
   per unit, net of Issuance cost of
   $220,900                                 15,000,000        1,500      527,600                                     529,100

Net Loss - 1988                                                                      $ (156,821)                    (156,821)

Exercise of Class A Warrants:

at $.045 per share                             312,588           31       14,035                                      14,066

at $.10 per share                               21,000            2        2,098                                       2,100

Costs relating to continuing
   registration of warrants                                              (29,532)                                    (29,532)

Reclassification of common stock              (333,588)         (33)     (16,133)                                    (16,166)

Net Loss - 1989                                                                        (362,922)                    (362,922)
                                            ----------      -------     --------      ---------       --------      --------

Balance, July 31, 1989                      67,000,000      $ 6,700     $547,868      $ (519,743)     $ (5,000)      $29,825
                                            ==========      =======     ========      ==========      ========      ========

                               See independent auditors' report and notes to financial ststements


                                                F-5

                                 MURRAY UNITED DEVELOPMENT CORPORATION
                                (A Company in the Development Stage)
                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                               YEARS ENDED JULY 31, 2002, 2001 AND 2000
                             AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                                           (DATE OF INCEPTION)





                                                                                         Deficit
                                          Common                                       Accumulated
                                           Stock                       Additional         in the            Stock
                                         Number of                      Paid in       Developmental     Subscriptions
                                          Shares         Amounts        Capital           Stage          Receivable         Total
                                        ----------      ---------      ----------     -------------     --------------     -------
Exercise of Class A Warrants:

at $.045 per share                      5,201,205         $ 520        $233,534                                          $ 234,054

at $.10 per share                         409,000            41          40,859                                             40,900

Exercise of Class B Warrants:

at $.15 per share                          25,000             3           3,747                                              3,750

Costs relating to continuing

   registration and solicitation of

   warrants                                                             (24,588)                                           (24,588)

Cash received for stock subscription                                                                        $5,000           5,000

Reclassification of common stock       (5,635,205)         (564)       (278,140)                                          (278,704)

Charge for stock bonus                                                   40,000                                             40,000

Net Loss - 1990                                                                        $ (422,314)                        (422,314)
                                       ----------      --------       ----------     -------------         -------       ---------
Balance, July 31, 1990                 67,000,000       $ 6,700        $563,280        $ (942,057)           $ -0-       $(372,077)
                                       ==========      ========       ==========     =============         =======       =========


                               See independent auditors' report and notes to financial ststements


                                     MURRAY UNITED DEVELOPMENT CORPORATION
                                     (A Company in the Development Stage)
                                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                    AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                                             (DATE OF INCEPTION)


                                                                                        Deficit
                                        Common                                       Accumulated
                                        Stock                       Additional         in the             Stock
                                      Number of                       Paid in       Developmental     Subscriptions
                                        Shares         Amounts        Capital           Stage           Receivable         Total
                                     ----------       ---------     ----------      -------------     -------------     ----------
Sale of 3,297,000 shares
   through private placement

at $.08 per share                     3,297,000         $  329       $244,871                                           $ 245,200

Exercise of Class A Warrants:

at $.10 per share                     3,152,472            315        314,933                                             315,248

Exercise of Class B Warrants:

at $.15 per share                        60,000              6          8,994                                               9,000

Costs relating to continuing

   registration of warrants                                           (80,607)                                             (80,607)

Reclassification of common stock    (3,212,472)          (321)       (323,927)                                            (324,248)
Net Loss - 1991                                                                      $  (354,727)                         (354,727)
                                     ----------       ---------     ----------      -------------     -------------     ----------
Balance, July 31, 1991               70,297,000        $ 7,029       $727,544        $(1,296,784)        $    -0-        $(562,211)
                                     ==========       =========     ==========      =============     =============     ==========


                               See independent auditors' report and notes to financial ststements




                                      MURRAY UNITED DEVELOPMENT CORPORATION
                                      (A Company in the Development Stage)
                                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                     AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                                                (DATE OF INCEPTION)





                                                                                             Deficit
                                         Common                                            Accumulated
                                          Stock                          Additional          in the
                                        Number of                          Paid in        Developmental
                                         Shares           Amounts          Capital            Stage             Total
                                       ----------        ---------       -----------      -------------      -----------
Exercise of Class A Warrants:

at $.10 per share                      3,779,425             $ 378        $ 377,565                           $ 377,943

Exercise of Class B Warrants:

at $.15 per share                          4,000                1               599                                 600

Exercise of underwriters warrants         63,000                6             4,719                               4,725

Costs relating to:

Exercise of warrants                                                        (33,191)                            (33,191)

Registration of privately placed

   shares                                                                   (55,496)                            (55,496)

Issuance for: Compensation at

   $.065 per share                        50,000                5             3,245                               3,250

Agency fee at $.10 per share              25,000                2             2,498                               2,500

Claim settlement at $.085 per share        1,000                1                84                                  85

Reclassification of common stock       9,181,265              918           618,200                             619,118

Charge for compensation                                                     180,900                             180,900

Net Loss - 1992                                                                           $   (606,508)        (606,508)
                                      ----------          -------       -----------       ------------        ---------
Balance, July 31, 1992                83,400,690          $ 8,340       $ 1,826,667       $ (1,903,292)       $ (68,285)
                                      ==========          =======       ===========       ============        =========




                               See independent auditors' report and notes to financial ststements






                                                   MURRAY UNITED DEVELOPMENT CORPORATION
                                                    (A Company in the Development Stage)
                                                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                    YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                                                             (DATE OF INCEPTION)





                                                                                                           Deficit
                                                       Common                                            Accumulated
                                                        Stock                          Additional          in the
                                                      Number of                          Paid in        Developmental
                                                       Shares           Amounts          Capital            Stage             Total
                                                   -------------      ----------      ------------      -------------     ----------
                   Issuance For:

Compensation at $.065 per share                       100,000             $ 10          $ 6,490                             $ 6,500

Exercise of Underwriters warrants at

   $.075 per share                                    500,000               50           37,450                              37,500

Exercise of Class B Warrants at

$.15 per share                                         13,000                1            1,949                               1,950

Retirement of 8,970,300 shares of stock            (8,970,300)            (897)                                                (897)

Net loss for 1993                                                                                       $   (470,621)      (470,621)
                                                   ----------          -------       -----------        ------------     ----------
Balance, July 31, 1993                             75,043,390          $ 7,504       $ 1,872,556        $ (2,373,913)    $ (493,853)
                                                   ==========          =======       ===========        ============     ==========



                               See independent auditors' report and notes to financial ststements




                                         MURRAY UNITED DEVELOPMENT CORPORATION
                                        (A Company in the Development Stage)
                                     STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                        YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                      AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                                                 (DATE OF INCEPTION)


                                                                                                           Deficit
                                                       Common                                            Accumulated
                                                        Stock                          Additional          in the
                                                      Number of                          Paid in        Developmental
                                                       Shares           Amounts          Capital            Stage             Total
                                                    ------------      ----------       -----------      -------------      ---------
                   Issuance For:
                   -------------

Prior period adjustment                                                                                    $ 369,329      $ 369,329
Net loss for 1994                                                                                           (342,783)      (342,783)
                                                   ------------      ----------       -----------      -------------      ---------
Balance, July 31, 1994                              75,043,390          $ 7,504      $  1,872,556       $ (2,347,367)    $ (467,307)
                                                   ============      ==========       ===========      =============      =========
Issuance for: Compensation at $.015
   per share                                         2,000,000              200            29,800                            30,000

Net loss for 1995                                                                                           (354,155)      (354,155)
                                                   ------------      ----------       -----------      -------------      ---------
Balance, July 31, 1995                              77,043,390          $ 7,704      $  1,902,356       $ (2,701,522)    $ (791,462)
                                                   ============      ==========       ===========      =============      =========
Issuance for services                                2,000,000              200           262,814                           263,014

Issuance for services                                  340,000               34             6,766                             6,800

Private placement                                    8,182,833              818                                                 818

Retired shares                                      (2,055,556)            (205)          (92,294)                          (92,499)

Net loss for 1996                                                                                           (275,551)      (275,551)
                                                   ------------      ----------      ------------      -------------      ---------
Balance, July 31, 1996                              85,510,667          $ 8,551      $  2,079,642       $ (2,977,073)    $ (888,880)
                                                   ============      ==========      ============      =============     ==========



                               See independent auditors' report and notes to financial ststements



                                                 MURRAY UNITED DEVELOPMENT CORPORATION
                                             (A Company in the Development Stage)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                             AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                                                          (DATE OF INCEPTION)

                                                                                                          Deficit
                                                       Common                                            Accumulated
                                                       Stock                          Additional          in the
                                                      Number of                         Paid in        Developmental
                                                       Shares           Amounts         Capital            Stage             Total
                                                    ------------      ----------       -----------      -------------      ---------
                   Issuance For:
                   -------------
Video fee                                              200,000           $ 20          $ 1,980              $ -0-          $ 2,000

Legal fees                                           2,548,867            254           37,979                              38,233

Retirement                                          (2,548,867)          (254)                                                (254)

Net loss for 1997                                                                                            (170,924)    (170,924)
                                                   ------------       ----------       -----------      -------------  ------------
Balance, July 31, 1997                              85,710,667        $ 8,571          $ 2,119,601       $ (3,147,997) $(1,019,825)
                                                   ============       ==========       ===========      =============  ============
Retired                                            (24,757,233)        (2,475)                                              (2,475)

Net loss for 1998                                                                                            (96,900)      (96,900)
                                                   ------------       ----------       -----------      -------------  ------------
Balance, July 31, 1998                              60,953,434        $ 6,096          $ 2,119,601      $ (3,244,897)  $(1,119,200)
                                                   ------------       ----------       -----------      -------------  ------------
Issuance for services                                2,500,000            250               49,750                          50,000

Net loss for 1999                                                                                        (210,594)        (210,594)
                                                   ------------       ----------       -----------      -------------  ------------
Balance, July 31, 1999                              63,453,434        $ 6,346          $ 2,169,351      $ (3,455,491)  $(1,279,794)
                                                   ------------       ----------       -----------      -------------  ------------
Net loss for 2000                                                                                             (5,053)       (5,053)
                                                   ------------       ----------       -----------      -------------  ------------
Balance, July 31, 2000                              63,453,434        $ 6,346          $ 2,169,351      $ (3,460,544)  $(1,284,847)
                                                   ------------       ----------       -----------      -------------  ------------

Issuance for services                                3,250,000            325              147,175                         147,500

Issuance for services                                2,000,000            200               99,800                         100,000

Net loss for 2001                                                                                           (383,922)     (383,922)
                                                   ------------       ----------       -----------      -------------  ------------
Balance, July 31, 2001                              68,703,434        $ 6,871          $ 2,416,326       $ (3,844,466) $(1,421,269)
                                                   ------------       ----------       -----------      -------------  ------------

Issuance for debt                                   10,000,000          1,000               74,000                          75,000

Issuance for services                                1,000,000            100               40,900                          41,000

Issuance for services                                  250,000             25               10,225                          10,250

Net loss for 2002                                                                                            (247,997)    (247,997)
                                                   ------------       ----------       -----------      -------------  ------------
Balance, July 31, 2002                              79,953,434        $ 7,996          $ 2,541,451       $ (4,092,463) $(1,543,016)
                                                   ------------       ----------       -----------      -------------  ------------


                               See independent auditors' report and notes to financial ststements



                                                 MURRAY UNITED DEVELOPMENT CORPORATION
                                                  (A Company in the Development Stage)
                                                       STATEMENTS OF CASH FLOWS
                                                YEARS ENDED JULY 31, 2002, 2001 AND 2000
                                             AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                                                          (DATE OF INCEPTION)


                                                                                                       Cumulative
                                                                                                      Amounts From
                                                                   2002          2001        2000      Inception
                                                                ----------   ----------   ----------  -------------
Cash Flows from Operating Activities
  Net loss                                                     $ (247,997)  $ (383,922)   $  (5,053)   $ (4,092,463)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Depreciation and amortization                                     8,333       10,175       12,018         202,160
  Expenses paid through issuance of
    common stock by:
    Company                                                        51,250      247,500         -0-          523,785
    Principal stockholder                                            -0-           -0-         -0-          220,900
  Change in operating assets and liabilities:
    Loan receivable                                                  -0-        (2,000)        -0-           (2,000)
    Accounts payable and accrued expences                          27,806      (69,973)    (137,352)        273,398
                                                                ---------    ----------   ---------    ------------
                     Net Cash Used by Operating Activities       (160,608)    (198,220)    (130,387)     (2,874,220)

Cash Flows from Investing Activities
  Purchase of Fixed assets                                           -0-           -0-          -0-        (260,497)
                                                                ---------    ----------   ---------    ------------
                    Net Cash Used by Investing Activities            -0-           -0-          -0-        (260,497)

Cash Flows from Financing Activities
  Proceeds from notes payable - stockholder                       158,702       190,694     138,145       1,456,988
  Payments from notes payable - stockholder                       (75,000)          -0-         -0-        (126,667)
  Proceeds from issuance of common stock                           75,000           -0-         -0-       1,804,760
                                                                ---------    ----------   ---------    ------------

                    Net Cash Provided by Operating Activities     158,702       190,694     138,145       3,135,081

     Net Increase (Decrease) in Cash and Cash Equivalents          (1,906)       (7,526)      7,758             364

Cash and Cash Equivalents Beginning of Year                         2,270         9,796       2,038             -0-
                                                                ---------    ----------   ---------    ------------
                    Cash and Cash Equivalents at End of Year  $       364   $     2,270   $   9,796    $        364
                                                                =========    ==========   =========    ============

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for interest                              -0-           -0-         -0-          32,420



                               See independent auditors' report and notes to financial ststements


                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit certain commercial technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for, and subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees; and research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning flue gas and certain air pollutants and contaminants from building air, as well as other industrial uses. The proprietary cleaning solution, for which we have been granted trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe product during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. In addition, the Company intends to continue its research and development efforts with respect to its rotary engine during the next 12-month period, provided it is able to raise the funds necessary to conduct such research, of which there can be no assurances

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of July 31, 2002, the Company had not been able to commercially utilize its engine technology or cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,543,016 as of July 31, 2002 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 2002. The limited amount of liquid resources available at July 31, 2002, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to July 31, 2002. However, management believes that, the net liquid assets available at July 31, 2002 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION (CONCLUDED):

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to July 31, 2002 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and rotary engine technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2003, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                                July 31,
                                                          Estimated
                                                         2002               2001         Useful Lives
                                                    -  -
         Furniture                                  $         2,098  $         2,098         7 years
         Equipment                                          129,451          129,451         5 years
         Leasehold improvements                               3,947            3,947         3 years
         Patent                                             125,000          125,000        15 years
                                                    -  -
                                                            260,496          260,496
         Less accumulated depreciation                      202,160          193,827
                                                    -  -
                                                    $        58,336  $        66,669
                                                    ===============  ===============

Depreciation expense totaled $8,333 and $10,175 for the years ended July 31, 2002 and 2001, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                              July 31,

                                                       2002               2001
                                                  -  -
         Professional fees                        $        24,919  $         6,518
         Other                                                521              -0-
                                                  -  -
                                                  $        25,440  $         6,518
                                                  ===============  ===============

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2002 and 2001



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

Effective August 1, 1998, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the Fourth Note with additional cash advances of $102,090 made by Mr. Campo, with accrued interest thereon at 7.5% per annum. The new note in the amount of $807,280 bore interest at 7.5% per annum, matured on August 31, 2000 and carried a conversion feature of one share for each $0.0075 of debt converted. In March 2000, Mr. Campo agreed to limit the number of shares for which he may convert the August 1, 1998 Note to 100,000,000 shares

Effective August 1, 2000, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 1998 Note. The new note in the amount of $1,193,294 bore interest at 7.5% per annum, matured on August 31, 2001 and carried a conversion feature of one share for each $0.0075 of debt converted. As of July 31, 2001, the note balance increased to $1,246,619 as additional funds were loaned to the Company by Mr. Campo.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2002 and 2001


NOTE 5 - NOTES PAYABLE - STOCKHOLDER (continued)

Effective August 1, 2001, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 2000 Note. The new note in the amount of $1,337,552 bore interest at 7.5% per annum, matured on August 31, 2002 and carried a conversion feature of one share for each $0.0075 of debt converted. During the year ended July 31, 2002 Mr. Campo exercised his right and converted $75,000 of indebtedness owed by the Company into 10,000,000 shares.

As of July 31, 2002, the note balance increased to $1,330,321 as $158,702 of additional funds were loaned to the Company by Mr. Campo.

The Company has defaulted on its principal payment due August 1, 2002 and its quarterly interest payments due on November 1, 2000, February 1, 2001, May 1, 2001, August 1, 2001, November 1, 2001, and February 1, 2002, and May 1, 2002.
As of July 31, 2002, a total of $99,827 in unpaid interest is owed to Mr. Campo under the August 1, 2001 note. Since the Company does not have any revenues, it is doubtful that the Company will be able to pay any interest or principal amounts due under the August 1, 2001 Note until such time as it has operating revenues or raises funds from an independent source, both of which events may not occur at any time. In addition to the right of converting amounts due under the note into common stock, as described above, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable. It is not anticipated that any amounts under the note will be repaid with the next year.

Accordingly, the balances of the restructured obligations were classified as long-term debt at July 31, 2002 and 2001.

Subsequent to the fiscal year-end and effective August 1, 2002, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 2001 Note. The new note in the amount of $1,430,148 bears interest at 7.5% per annum and matures on August 1, 2003. This note also carries the conversion feature of one share for each $0.0075 of debt converted, limited to 90,000,000 shares.

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

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2002 and 2001

NOTE 6 - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING (continued)

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

NOTE 7 - INCOME TAXES

At July 31, 2002, the Company had net operating loss carry forwards of approximately $3,000,000 available to reduce future Federal taxable income, and tax credits of approximately $59,991 available to offset future Federal income tax, that expire from 2003 through 2017.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $5,000 for the fiscal year ended July 31, 2002.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2002 and 2001


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

Stock Options

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

The Option granted to Mr. Foster is exercisable, cumulatively, at an exercise price of $0.02 per share in accordance with the following schedule of vesting: 1 million shares on October 11, 2002; 1 million shares on April 11, 2003; 1 million shares on October 11, 2003; 1 million shares on April 11, 2004; 1 million shares on October 11, 2004; and 1 million shares on April 11, 2005. From and after April 11, 2005 the Option may be exercised as to all optioned shares for which it had not been previously exercised.

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