Form 10QSB
period 2002-10-31
MURRAY UNITED DEVELOPMENT CORP
filed 2002-12-16
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2002

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                  22-2856171
-------------------------------                 ---------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

P.O. Box 224, Landing, New Jersey                                 07850
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code     (908)  979-3025


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

Yes    x          No
    -------          ------

(2) Has been subject to such filing requirements for the past 90 days.
Yes    X            No
    -------            ------

79,953,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of December 11, 2002.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS

                                   FORM 10-QSB

                          PART I FINANCIAL INFORMATION

Item Number                                                                Page

Item 1.             Financial Statements

                          Balance Sheets                                    3

                          Statements of Operations                          5

                          Statements of Stockholders' Deficiency            6

                          Statements of Cash Flow                           7

                          Notes to Financial Statements                     8

Item 2.             Management's Discussion and Analysis

                    Or Plan of Operation                                   10



                    PART II OTHER INFORMATION

Items 1- 6.                                                                16

Signatures                                                                 18

Certifications                                                             19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                  OCTOBER 31, 2002            JULY 31, 2002

Current assets

Cash & cash equivalents                               $ 1,522                     $ 364
Loan Receivable                                         2,000                     2,000
                                                    ---------                  --------

Total current assets                                  $ 3,522                   $ 2,364


Furniture & equipment, at cost,
net of accumulated depreciation                        56,253                    58,336
                                                    ---------                  --------

Total Assets                                         $ 59,775                  $ 60,700
                                                    =========                  ========


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY



                                                                           October 31, 2002            July 31, 2002

Current liabilities:
     Accounts payable and Accrued Expenses                                            $ 34,784                 $ 25,440

                                                                        -----------------------      -------------------

    Total current liabilities                                                           34,784                   25,440

Other liabilities:
     Accrued Interest Payable                                                           27,009                   99,827
     Notes payable-other stockholder                                                 1,468,470                1,330,321
     Accrued Compensation                                                              148,128                  148,128
                                                                        -----------------------      -------------------

    Total other liabilities                                                          1,643,607                1,578,276
                                                                        -----------------------      -------------------

    Total liabilities                                                                1,678,391                1,603,716
                                                                        -----------------------      -------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     79,953,434 shares and  79,953,434                                                   7,996                    7,996
Additional paid-in capital                                                           2,541,451                2,541,451
Deficit accumulated in the development stage                                        (4,168,063)              (4,092,463)
                                                                        -----------------------      -------------------

     Total stockholders' deficiency                                                 (1,618,616)              (1,543,016)
                                                                        -----------------------      -------------------

     Total Liabilities and Stockholders' Deficiency                                   $ 59,775                 $ 60,700
                                                                        =======================      ===================




    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                   (UNAUDITED)

                                                                                       CUMULATIVE AMOUNTS
                                             2002                 2001                  FROM INCEPTION
Income
Interest income                                     $ -                  $ -                     $ 66,465
                                       -----------------     ----------------         --------------------

Total Income                                          -                    -                       66,465

Expenses
Research and Development costs                        -                    -                      868,716
Licensing fees-stockholder and affiliate              -                    -                       57,260
General and administrative expenses              48,591               35,200                    2,722,007
Interest expense-stockholder and affiliate       27,009               25,142                      586,545
                                       -----------------     ----------------         --------------------
Total Expenses                                  (75,600)             (60,342)                  (4,234,528)
                                       -----------------     ----------------         --------------------

Net loss                                      $ (75,600)           $ (60,342)                $ (4,168,063)
                                       -----------------     ----------------         --------------------

Net loss per common share               $          (nil)      $         (nil)                      (0.052)

Weighted average number of common
  shares outstanding                          79,953,434           68,703,434                   79,953,434
                                       -----------------     ----------------         --------------------


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         THREE MONTHS ENDED OCTOBER 31, 2002 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)

                                                                                                   Deficit
                                       Common Stock                       Additional            Acuumulated in
                                        Number of                           Paid in            the Develpomental
                                         Shares             Amounts        Capital                  Stage                Total
                                       -----------          -------       -----------            -------------        ------------

Balance July 31, 2002                   79,534,434          $ 7,996       $ 2,541,451           $  (4,092,463)        $(1,543,016)
Net loss for the three months
ended 10/31/2002                                                                                      (75,600)            (75,600)

                                       $79,534,434          $ 7,996       $ 2,541,451            $ (4,168,063)        $(1,618,616)
                                       -----------          -------       -----------            -------------        ------------


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987

                               (DATE OF INCEPTION)

                                   (UNAUDTIED)

                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                               2002             2001               INCEPTION
                                                           ------------        ---------         ------------
Operating activities:
Net Loss                                                      $ (75,600)       $ (60,342)        $ (4,168,063)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciaiton and Amortization                                     2,083            2,083              204,243
Expenses paid through issuance of common stock by:
    Company                                                           -                -              523,785
    Principal Stockholder                                             -                -              220,900
Changes in operating assets and liabilities:
    Loan Receivable                                                                                    (2,000)
    Accounts Payable  Accrued Expenses                          (63,474)         (53,341)             209,924
                                                           ---------------------------------------------------
Net cash used in operating activities                          (136,991)        (111,600)          (3,011,211)
                                                           ---------------------------------------------------

Investing Activities:
    Purchase of furniture and  equipment                              -                -             (260,497)
                                                           ---------------------------------------------------
Net cash provided by (used in) investing activities                   -                -             (260,497)
                                                           ---------------------------------------------------

Financing activities:
    Note payable to stock holder: Proceeds                    $ 138,149        $ 110,933         $  1,595,137
    Principal payments                                                -                -             (126,667)
    Proceeds from the issuance of common stock (net)                  -                -            1,804,760
                                                           ---------------------------------------------------
Net cash provided by financing activities                       138,149          110,933            3,273,230
                                                           ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents              1,158             (667)               1,522
Cash and cash equivalents, beginning of period                      364            2,270                    -
                                                           ---------------------------------------------------
Cash and cash equivalents, end of period                      $   1,522        $   1,603         $      1,522
                                                           ---------------------------------------------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                               $      -         $       -         $     32,420
                                                           ---------------------------------------------------


                      Murray United Development Corporation
                          NOTES TO FINANCIAL STATEMENTS
                            October 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of October 31, 2002 and its results of operations and cash flows for the three months ended October 31, 2002. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2002 Form 10-KSB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 2002, the Company had not been able to commercially utilize its engine technology or cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,618,616 as of October 31, 2002 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2002. The limited amount of liquid resources available at October 31, 2002, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to October 31, 2002. However, management believes that, the net liquid assets available at October 31, 2002 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to October 31, 2002 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and rotary engine technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2003, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the July 31, 2002 Form 10-KSB

NOTE 4 - STOCKHOLDER'S EQUITY:

         Information as to stockholders' equity is set forth in the financial statements in the July 31, 2002 Form 10-KSB.

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

RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through October 31, 2002 of $1,168,063. Our revenues from our inception on October 13, 1987 through October 31, 2002 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended October 31, 2002 and October 2001 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $868,716. There were no research and development costs in the quarters ended October 31, 2002 and October 31,2001. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,722,007. General and administrative expenses increased to $48,591 in the quarter ending October 31,2002 from $35,200 in the quarter ending October 31,2001, or a 38% increase. Increased general and administrative expenses can be attributed to increased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $586,545 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $27,009 in the quarter ending October 31,2002 from $25,142 in the quarter ending October 31,2001, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $75,600 in the period ended October 31, 2002 increased by $15,258, or 25%, over the net loss of $60,342 in October 31, 2001. Increases in general and administrative costs and interest expense caused the overall increase.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2002, we had cash and short-term investments totaling $1,522(compared to liquid assets of $364 at July 31, 2002), a working capital increase of $1,156 (compared with a working capital decrease of $1,906 at July 31, 2002) and a total stockholders' deficiency of $1,618,616 (compared to a deficiency of $1,543,016 at July 31, 2002). The stockholders' deficiency increased due to the net loss of $75,600 incurred in the first quarter ended October 31, 2002.

At October 31, 2002, we had current liabilities in excess of current assets of $31,262. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at October 31, 2002 as well as July 31, 2002 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2002. Cash flows used by operating activities were $136,991 and $111,602 in the quarters ended October 31,2002 and October 31,2001, respectively. The limited amount of liquid resources available at October 31, 2002,and our inability to generate operating revenues and cash flows ,raise substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATION

Management's current efforts are focused on attempts to exploit certain commercial technologies that the Company is in the process of developing. In February 2002, we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp, ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. The license originally was limited to use of the formula to remove air pollutants from flue gases and pollutants and contaminants from building air. Mr. Campo and Mr. Foster have agreed to expand the license to include use of the Klenz-Safe technology to contain and neutralize hazardous liquids and compounds and to decontaminate equipment used in production of pharmaceuticals. Under the terms of the proposed license, Foster-Campo will manufacture and supply the cleaning solution to our customers and will invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo will receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit will include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution.

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

We also engaged a certified indoor air quality laboratory to perform a series of laboratory tests on Klenz-Safe to determine Klenz-Safe's ability to remove pollutants and contaminants from building air. The tests simulated wet scrubber equipment, which is commonly used device for removing pollutants from building air. Based on generally known industry practices, management believes that the range of pollutants captured by Klenz-Safe and the rate of such capture have not been previously achieved in a single operation. The following were the material findings of the laboratory tests:

o    Klenz-Safe captured 90% of carbon monoxide in tested air streams;


o Klenz-Safe captured 70% of both nitrogen dioxide and of nitrous oxide in tested streams;

o Klenz-Safe added no detectable volatile organic compounds to the air stream at elevated temperatures, indicating that Klenz-Safe could be applied to indoor air cleaning systems without the need of additional filtering.

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

We have been granted trademark protection for the name "Klenz-Safe" from the US Patent and Trademark Office (PTO). The method of application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who has assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how. In October 2002 we filed another application for a provisional patent, which extends the Klenz-Safe technology into additional indoor air quality applications. We cannot provide any assurances that PTO will grant any patent on our Klenz-Safe technology.

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

ITEM 3.  CONTROLS AND PROCEDURES

On December 10, 2002 (the "Evaluation Date") management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds- None

Item 3.  Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2002, in the amount of $1,430,148, which consolidated amounts we owed to Mr. Campo under our prior notes. The August 1, 2002 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2003.

We have defaulted on our quarterly interest payment due on November 1,2002. As of October 31, 2002, a total of $27,009 in unpaid interest was owed to Mr. Campo under the August 1, 2002 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2002 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2002 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information-None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

                99.1     Certification of Chief Executive Officer

                99.2     Certification of Chief Financial Officer

         (B) Reports on Form 8-K

                There were no reports on Form 8-K during the quarter ended October 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                             (Registrant)

                                    By:        /S/ Dwight Foster
                                        -----------------------------------
                                        Chief Executive Officer

                                        Dated: December 11, 2002



                                    By:      /S/ Anthony S. Campo
                                        -----------------------------------
                                        Anthony S. Campo,
                                        Executive Vice President
                                        Secretary and Treasurer
                                        Chief Financial Officer

                                        Dated:  December 11, 2002

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             / S /  Anthony S. Campo
                                        -----------------------------------
                                        Anthony S. Campo,
                                        Chairman of the Board


                                              / S /  Dwight Foster
                                        -----------------------------------
                                        Dwight Foster, Director

                                             / S /  Frank Pecorella
                                        -----------------------------------
                                        Frank Pecorella, Director



                                        Dated:  December 11, 2002

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, DWIGHT FOSTER, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of MURRAY UNITED DEVELOPMENT CORP.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this quarterly report.

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date; and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date.

5) The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

Date:  December 11, 2002

By:          / s /  DWIGHT FOSTER
         ---------------------------------------
         Dwight Foster, Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, ANTHONY CAMPO, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of MURRAY UNITED DEVELOPMENT CORP.

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this quarterly report.

3) Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date; and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date.

5) The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

Date:  December 11, 2002

By:             / s /  ANTHONY CAMPO
         ---------------------------------------
         Anthony Campo, Chief Financial Officer