Form 10-Q
period 2003-01-31
MURRAY UNITED DEVELOPMENT CORP
filed 2003-03-17
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2003

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the transition period from                      to
                                      ----------------------
                       Commission File Number 33-19048-NY

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

P.O. Box 224, Landing, New Jersey 07850
-----------------------------------------------
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code     (908)  979-3025

                                    No Change

           (Former Name, Former Address, if changed since last report)
--------------------------------------------------------------------------------

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):
Yes    x          No ______

(2) Has been subject to such filing requirements for the past 90 days.

Yes      X            No __________

79,953,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of March 7, 2003.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                          PART I FINANCIAL INFORMATION


 Item Number                                                                Page

 Item 1.             Financial Statements

                           Balance Sheets                                    2,3

                           Statements of Operations                          4,5

                           Statements of Stockholders' Deficiency              6

                           Statements of Cash Flows                            7

                           Notes to Financial Statements                       8

 Item 2.             Management's Discussion and Analysis
                     Or Plan of Operation                                     10



                     PART II OTHER INFORMATION

 Items 1- 6.                                                                  16

 Signatures                                                                   18

 Certifications                                                               19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                               January 31, 2003            July 31, 2002

Current assets

Cash & cash equivalents                               $     711                  $    364
Loan Receivable                                           2,000                     2,000

Total current assets                                  $   2,711                  $  2,364

Furniture & equipment, at
cost,net of accumulated
depreciation                                             54,170                    58,336
                                                      ---------                  --------
Total Assets                                          $  56,881                  $ 60,700




The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                       January 31, 2003      uly 31, 2002

Current liabilities:
     Accounts payable and Accrued Expenses                 $    41,739       $    25,440
                                                           ------------      ------------

    Total current liabilities                                   41,739            25,440

Other liabilities:
     Accrued Interest Payable                                   54,586            99,827
     Notes payable-other stockholder                         1,475,470         1,330,321
     Accrued Compensation                                      148,128           148,128
                                                           ------------      ------------
    Total other liabilities                                  1,678,184         1,578,276
                                                           ------------      ------------
    Total liabilities                                        1,719,923         1,603,716
                                                           ------------      ------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     79,953,434 shares and  79,953,434                           7,996             7,996
Additional paid-in capital                                   2,541,451         2,541,451
Deficit accumulated in the development stage                (4,212,489)       (4,092,463)
                                                           ------------      ------------
     Total stockholders' deficiency                         (1,663,042)       (1,543,016)
                                                           ------------      ------------
     Total Liabilities and Stockholders' Deficiency        $    56,881       $    60,700
                                                           ============      ============



The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002


                                   (UNAUDITED)



                                              2003                        2002

Income
Interest income                                $       -                   $       -
                                         ----------------            ----------------

Total Income                                           -                           -

Expenses
Research and Development costs                         -                           -
Licensing fees-stockholder and affiliate               -                           -
General and administrative expenses               16,849                      26,461
Interest expense-stockholder and affiliate        27,577                      25,616
                                         ----------------            ----------------
Total Expenses                                   (44,426)                    (52,077)
                                         ----------------            ----------------

Net loss                                       $ (44,426)                  $ (52,077)
                                         ----------------            ----------------

Net loss per common share                 $         (nil)             $         (nil)


                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE 0F INCEPTION)
                                   (UNAUDITED)



                                                                                    CUMULATIVE
                                                                                     AMOUNTS
                                                                                       FROM
                                             2003                 2002               INCEPTION

Income
Interest income                              $        -           $        -       $     66,465
                                           ------------           -----------      -------------

Total Income                                          -                    -             66,465

Expenses
Research and Development costs                        -                    -            868,716
Licensing fees-stockholder and affiliate              -                    -             57,260
General and administrative expenses              65,440               61,661          2,738,856
Interest expense-stockholder and affiliate       54,586               50,758            614,122
                                           ------------           ----------       ------------
Total Expenses                                 (120,026)            (112,419)        (4,278,954)
                                           ------------           ----------       ------------

Net loss                                     $ (120,026)          $ (112,419)      $ (4,212,489)
                                           ------------           ----------       ------------

Net loss per common share                    $     (nil)          $     (nil)            (0.053)

Weighted average number of common
shares outstanding                           79,953,434           79,953,434         79,953,434
                                          -------------           ----------       ------------



The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      SIX MONTHS ENDED JANUARY 31, 2003 AND
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                              (DATE 0F INCEPTION)
                                   (UNAUDITED)





                                                                                         Deficit
                                          Common                                       Accumulated in
                                           Stock                     Addiational           the
                                          Number of                    Paid in         Developmental
                                           Shares          Amounts    Capital              Stage            Total

Balance July 31, 2002                    79,534,434        $ 7,996    $ 2,541,451     $ (4,092,463)     $(1,543,016)
Net loss for the six months
 ended 01/31/2003                                                                         (120,026)        (120,026)
-----------------------------------     -----------     ----------   ------------     -------------     ------------

                                       $ 79,534,434        $ 7,996    $ 2,541,451     $ (4,212,489)     $(1,663,042)


The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)



                                                                                            Cumulative
                                                               2003              2002     from Inception
                                                           -----------     ------------
Operating activities:
Net Loss                                                   $ (120,026)      $(112,419)    $(4,212,489)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciaiton and Amortization                                   4,166           4,166         206,326
Expenses paid through issuance of common stock by:
    Company                                                      -               -            523,785
    Principal Stockholder                                        -               -            220,900
Changes in operating assets and liabilities:
     Loan Receivable                                                                           (2,000)
    Accounts Payable  Accrued Expenses                         28,942)        (25,720)        244,456
                                                           ----------       ---------      ----------
Net cash used in operating activities                        (144,802)       (133,973)     (3,019,022)
                                                           ----------       ---------      ----------

Investing Activities:
    Purchase of furniture and  equipment                         -               -           (260,497)
                                                           ----------       ---------      ----------
Net cash provided by (used in) investing activities              -               -           (260,497)
                                                           ----------       ---------      ----------

Financing activities:
    Note payable to stock holder: Proceeds                 $  145,149       $ 133,902      $1,527,137
    Principal payments                                           -               -            (51,667)
    Proceeds from the issuance of common stock (net)             -               -          1,804,760
                                                           ----------       ---------      ----------
Net cash provided by financing activities                     145,149         133,902       3,280,230
                                                           ----------       ---------      ----------
Net increase (decrease) in cash and cash equivalents              347             (71)            711
Cash and cash equivalents, beginning of period                    364           2,270            -
                                                           ----------       ---------      ----------
Cash and cash equivalents, end of period                   $      711       $   2,199      $      711
                                                           ----------       ---------      ----------
 Supplemental disclosure of cash flow data:
  Interest Paid                                            $     -          $     -        $   32,420
                                                           ----------       ---------      ----------


The accompanying notes are an integral part of the financial statements.

                      Murray United Development Corporation
                          NOTES TO FINANCIAL STATEMENTS
                            October 31, 2002 and 2001


NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of January 31, 2003 and its results of operations and cash flows for the three months ended January 31, 2003. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2002 Form 10-KSB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of January 31, 2003, the Company had not been able to commercially utilize its engine technology or cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,663,042 as of January 31, 2003 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2003. The limited amount of liquid resources available at January 31, 2003, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to January 31, 2003. However, management believes that, the net liquid assets available at January 31, 2003 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to January 31, 2003 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and rotary engine technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2005, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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


RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through January 31, 2003 of $4,212,489. Our revenues from our inception on October 13, 1987 through January 31, 2003 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended January 31, 2003 and January 31 2002 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $868,716. There were no research and development costs in the periods ended January 31, 2003 and January 31,2002. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,738,856. General and administrative expenses increased to $65,440 in the period ending January 31, 2003 from $61,661 in the period ending January 31,2002, or a 6.1% increase. Increased general and administrative expenses can be attributed to increased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $614,122 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $54,586 in the period ended January 31, 2003 from $50,758 in the quarter ended January 31, 2002, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $112,419 in the period ended January 31, 2003 increased by $7,607, or 6.8%, over the net loss of $112,419 in October 31, 2002. Increases in general and administrative costs and interest expense caused the overall increase.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2003, we had cash and short-term investments totaling $711(compared to liquid assets of $364 at July 31, 2002), a working capital increase of $347 (compared with a working capital decrease of $1,906 at July 31, 2002) and a total stockholders' deficiency of $1,663,042 (compared to a deficiency of $1,543,016 at July 31, 2002). The stockholders' deficiency increased due to the net loss of $120,026 incurred in the six months ended January 31, 2003.

At January 31, 2003, we had current liabilities in excess of current assets of $39,028. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at January 31, 2003 as well as July 31, 2002 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2003. Cash flows used by operating activities were $144,802 and $133,973 in the periods ended January 31, 2003 and January 31,2002, respectively. The limited amount of liquid resources available at January 31, 2003, and our inability to generate operating revenues and cash flows ,raise substantial doubts about our ability to continue as a going concern.

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

In June 2000 Penn State Energy Institute, which is a facility of Penn State University, agreed to conduct laboratory tests of the application of the Klenz-Safe solution to the reduction of sulfur from coal burning flue gas. When coal burning flue gas was introduced through Klenz-Safe using the Company's proprietary methodology, the capture rate of sulfur exceeded 99.2% and maintained a minimum rate of 98% throughout the testing.

The Penn State Energy Institute has submitted a grant proposal to the Environmental Protection Agency to fund a multi-phase development project. The planned project has three main phases. The first phase is to optimize the Klenz-Safe formula for multi-pollutant capture. The second phase is to conduct pilot scale tests to validate the capture rates and methods. The final phase is to conduct field trials of Klenz-Safe with an existing coal burning power plant. Notification of whether the EPA will approve the grant is expected in June 2003. We cannot provide any assurances that the grant will be approved or, even if it is approved, that testing will be successful. If such tests are performed, results are not expected to be available for approximately one year.

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

We will continue to seek distribution agreements with partners to assist in marketing and selling Klenz-Safe in applications where testing has shown potential benefit. These applications include air pollutant capture, indoor air quality improvement, and environmental and personnel protection.

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

We have defaulted on our quarterly interest payments due on November 1,2002. and February 1, 2003. As of January 31, 2003, a total of $54,586 in unpaid interest was owed to Mr. Campo under the August 1, 2002 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2002 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2002 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information-None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

               None

         (B) Reports on Form 8-K

               There were no reports on Form 8-K during the quarter ended January 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                  (Registrant)


                                By:   /S/ Dwight Foster
                                      -----------------------
                                      Chief Executive Officer

                                            Dated:  March 13, 2003


                                By:   /S/ Anthony S. Campo
                                      ---------------------
                                      Anthony S. Campo, Executive Vice President
                                      Secretary and Treasurer
                                      Chief Financial Officer

                                            Dated:  March 13, 2003


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     / S /  Anthony S. Campo
                                                     -------------------------
                                                     Anthony S. Campo,
                                                     Chairman of the Board


                                                     / S /  Dwight Foster
                                                     -------------------------
                                                     Dwight Foster, Director


                                                     / S /  Frank Pecorella
                                                     -------------------------
                                                     Frank Pecorella, Director


                                                     Dated:  March 13, 2003

                    CERTIFICATION PURSUANT TO 18 USC, SECTION
            1350, AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Murray United Development Corp. (Registrant) on Form 10-QSB for the quarter ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Dwight Foster, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of Murray United Development Corp. for the quarter ended January 31, 2003.

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ DWIGHT FOSTER                                        Dated:  March 17, 2003
--------------------------------------                   ----------------------
Dwight Foster, Chief Executive Officer

                    CERTIFICATION PURSUANT TO 18 USC, SECTION
            1350, AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Murray United Development Corp. (Registrant) on Form 10-QSB for the quarter ended January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Anthony Campo, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and ss.906 of the Sarbanes-Oxley Act of 2002, that:

1) I have reviewed this Quarterly Report on Form 10-QSB Murray United Development Corp. for the quarter ended January 31, 2003.

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Anthony Campo                                         Dated: March 17, 2003
------------------------                                  ---------------------
Chief Financial Officer