Form 10QSB
period 2003-04-30
MURRAY UNITED DEVELOPMENT CORP
filed 2003-06-13
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2003

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to
                                          -----------------    -----------------

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                  22-2856171
----------------------------------------    -----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

P.O. Box 224, Landing, New Jersey                                07850
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (908)  979-3025
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

Yes      X        No
    --------        --------

(2) Has been subject to such filing requirements for the past 90 days.

Yes      X        No
    --------        --------

79,953,434 shares of the registrant's Common Stock ,$.0001 par value per share, were outstanding as of June 6, 2003.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                          PART 1 FINANCIAL INFORMATION

    Item Number                                                            Page

    Item 1.             Financial Statements

                        Balance Sheets                                      2

                        Statements of Operations                            4

                        Statements of Stockholders' Deficiency              6

                        Statements of Cash Flow                             7

                        Notes to Financial Statements                       8

    Item 2.             Management's Discussion and Analysis
                        Or Plan of Operation                                10

                            PART II OTHER INFORMATION

    Items 1- 6.                                                             18

    Signatures                                                              19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                            April 30,2003               July 31, 2002
                                         ---------------------      ----------------------

Current assets

Cash & cash equivalents                  $                364       $                 364
Loans Receivable                                        2,000                       2,000
                                         ---------------------      ----------------------

Total current assets                     $              2,364       $               2,364


Furniture & equipment, at cost,
net of accumulated depreation                          52,087                      58,336
                                         ---------------------      ----------------------

Total Assets                             $             54,451       $              60,700
                                         =====================      ======================



    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY




                                                                            April 30,2003              July 31, 2002
                                                                            -------------              -------------
Current liabilities:
     Accounts payable and Accrued Expenses                              $               36,256       $           25,440
                                                                        -----------------------      -------------------


    Total current liabilities                                                           36,256                   25,440

Other liabilities:
     Accrued Interest Payable                                                           82,313                   99,827
     Notes payable-other stockholder                                                 1,485,470                1,330,321
     Accrued Compensation                                                              148,128                  148,128
                                                                        -----------------------      -------------------

    Total other liabilities                                                          1,715,911                1,578,276
                                                                        -----------------------      -------------------

    Total liabilities                                                                1,752,167                1,603,716
                                                                        -----------------------      -------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
79,953,434 shares and 79,953,434                                                         7,996                    7,996
Additional paid-in capital                                                           2,541,451                2,541,451
Deficit accumulated in the development stage                                        (4,247,163)              (4,092,463)
                                                                        -----------------------      -------------------

     Total stockholders' deficiency                                                 (1,697,716)              (1,543,016)
                                                                        -----------------------      -------------------

     Total Liabilities and Stockholders Deficiency                     $               54,451       $         $ 60,700
                                                                        =======================      ===================



    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED APRIL 30, 2003 AND 2002
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)

                                                                                        CUMULATIVE
                                                                                          AMOUNTS
                                                                                           FROM
                                                2003               2002                  INCEPTION
                                             -----------       ------------            ------------
Income
Interest income                              $        -        $         -             $    66,465
                                             -----------       ------------            ------------

Total Income                                          -                  -                  66,465

Expenses
Research and Development costs                        -             14,063                 868,716
Licensing fees-stockholder and affiliate              -                  -                  57,260
General and administrative expenses              72,387             66,450               2,745,803
Interest expense-stockholder and affiliate       82,313             74,949                 641,849
                                             -----------       ------------            ------------
Total Expenses                                 (154,700)          (155,462)             (4,313,628)
                                             -----------       ------------            ------------

Net loss                                     $ (154,700)        $ (155,462)            $(4,247,163)
                                             -----------       ------------            ------------

Net loss per common share                    $     (nil)        $     (nil)                 (0.053)

Weighted average number of
common shares outstanding                    79,953,434         70,095,375              79,953,434
                                             -----------       ------------            ------------



    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED APRIL 30, 2003 AND 2002
                                   (UNAUDITED)


                                                           2003                     2002
                                                     -----------------      -----------------
Interest income                                      $               -      $               -
Research and Development costs                                                          5,025
Licensing fees- stockholder and affiliate                            -                      -
General and administrative expenses                              6,947                 13,827
Interest expense- stockholder and affiliate                     27,727                 24,191
                                                    -----------------------------------------
Total                                                          (34,674)               (43,043)
                                                    -----------------------------------------

Net loss                                             $         (34,674)     $         (43,043)
                                                    -----------------------------------------

Net loss per common share                            $            (nil)     $            (nil)



    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         NINE MONTHS ENDED APRIL 30, 2003 AND CUMULATIVE AMOUNTS FROM OCTOBER
                          13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)

                                                                                      Deficit
                                     Common                                         Acuumulated
                                   Stock Number                   Additional      the Development
                                    of Shares     Amounts       Paid in Capital        Stage             Total
                                   ------------ ------------   ----------------   ----------------    -------------

Balance July 31, 2002               79,534,434      $  7,996      $  2,541,451      $  (4,092,463)    $ (1,543,016)
                                   ------------ ------------  ----------------   ----------------    --------------

Net loss for the nine months
ended April 30, 2003                                                                    (154,700)         (154,700)
                                   ------------ ------------  ----------------   ----------------    --------------
Balance as of April 30,2003         79,534,434      $ 7,996       $ 2,541,451       $ (4,247,163)      $(1,697,716)
                                   ============ ============  ================   ================    ==============



    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED APRIL 30, 2003 AND 2002
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                                  Cumulative
                                                                                                     from
                                                              2003            2002                 Inception
                                                          ---------------------------------------------------
Operating activities:
Net Loss                                                      (154,700)    (155,462)              (4,247,163)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation & Amortization                                      6,249        6,250                  208,412
Expenses paid through issuance of common stock by:
    Company                                                                       -                  523,785
    Principal Stockholder                                                         -                  220,900
Changes in operating assets and liabilities:
Loans Receivable           -                                                      -                   (2,000)
 Accounts Payable and  Accrued Expenses                         (6,698)      (6,080)                 266,697
                                                          ---------------------------------------------------
Net cash used in operating activities                         (155,149)    (155,292)              (3,029,369)
                                                          ---------------------------------------------------

Investing Activities:
    Purchase of furniture and  equipment                                          -                 (260,497)
                                                          ---------------------------------------------------
Net cash provided by (used in) investing activities                               -                 (260,497)
                                                          ---------------------------------------------------

Financing activities:
    Note payable to stock holder: Proceeds                    $155,149     $154,902               $1,537,137
    Principal payments                                                      (75,000)                 (51,667)
Proceeds from the issuance of common stock (net)                             75,000                1,804,760
                                                          ---------------------------------------------------
Net cash provided by financing activities                      155,149      154,902                3,290,230
                                                          ---------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 -         (390)                     364

Cash and cash equivalents, beginning of period                     364        2,270                        -
                                                          ---------------------------------------------------
Cash and cash equivalents, end of period                      $    364      $ 1,880               $      364
                                                          ---------------------------------------------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                                             $    -                $    32,420
                                                          ---------------------------------------------------

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            October 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of April 30, 2003 and its results of operations and cash flows for the nine months ended April 30, 2003. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2002 Form 10-KSB.

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have included the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees; and research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning flue gas and certain air pollutants and contaminants from building air, as well as other industrial uses. The proprietary cleaning solution, for which we have been granted trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe product during the ensuing 12-month period. Funding is expected to be provided through loans from the Chairman of the Company, at his sole discretion. In addition, the Company intends to continue its research and development efforts with respect to its rotary engine during the next 12-month period, provided it is able to raise the funds necessary to conduct such research, of which there can be no assurances. Recently, the Company has been investigating a technology that would produce hydrogen from sunlight through the use of a proprietary device and solution. The Company is currently negotiating with the inventors for an assignment of this technology to the Company in return for a right of first refusal to perform consulting and development work on the project for which the Company may receive funding from governmental, educational or private sources. See "Plan of Operation."

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of April 30, 2003, the Company had not been able to commercially utilize its engine technology or cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,697,716 as of April 30, 2003 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2003. The limited amount of liquid resources available at April 30, 2003, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to April 30, 2003. However, management believes that the net liquid assets available at April 30, 2003 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to April 30, 2003 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and rotary engine technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2005, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through April 30, 2003 of $4,247,163. Our revenues from our inception on October 13, 1987 through April 30, 2003 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended April 30, 2003 and April 30, 2002 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $868,716. There were no research and development costs in the periods ended April 30, 2003 and April 30, 2002. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,745,803. General and administrative expenses increased to $72,387 in the period ending April 30, 2003 from $66,450 in the period ending April 30, 2002, or a 8.9% increase. Increased general and administrative expenses can be attributed to increased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $641,849 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $82,313 in the period ending April 30, 2003 from $74,949 in the quarter ending April 30, 2002, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $154,700 in the period ended April 30, 2003 decreased by $762, or 0.5%, over the net loss of $155,462 in April 30, 2002. Decreases in research and development costs caused the overall decrease.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2003, we had cash and short-term investments totaling $364 (compared to liquid assets of $364 at July 31, 2002), a working capital increase of $0 (compared with a working capital decrease of $1,906 at July 31, 2002) and a total stockholders' deficiency of $1,697,7162 (compared to a deficiency of $1,543,016 at July 31, 2002). The stockholders' deficiency increased due to the net loss of $154,700 incurred in the nine months ended April 30, 2003.

At April 30, 2003, we had current liabilities in excess of current assets of $33,892. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at April 30, 2003 as well as July 31, 2002 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2003. Cash flows used by operating activities were $155,149 and $155,292 in the periods ended April 30, 2003 and January 31,2002, respectively. The limited amount of liquid resources available at April 30, 2003, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATION

Management's current efforts are focused on attempts to exploit certain commercial technologies that the Company is in the process of developing. In February 2002, we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp, ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. The license originally was limited to use of the formula to remove air pollutants from flue gases and pollutants and contaminants from building air. Mr. Campo and Mr. Foster have agreed to expand the license to include use of the Klenz-Safe technology to contain and neutralize hazardous liquids and compounds and to decontaminate equipment used in production of pharmaceuticals. Under the terms of the proposed license, Foster-Campo would manufacture and supply the cleaning solution to our customers and invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo would receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit would include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution.

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

Because of the success of the initial testing, Penn State Energy Institute applied to the U.S. Department of Energy for a grant to conduct a pilot test of Klenz-Safe's ability's to capture sulfur in coal burning flue gas. The pilot study would be conducted in a working smoke stack to simulate actual conditions. If such tests are conducted and are successful, we intend to seek distribution partners to assist us in marketing and selling the Klenz-Safe product to the coal burning utility market. We cannot provide any assurances that the Department of Energy will award such grant or that such testing will occur or will be successful. If such tests are performed, results are not expected to be available for approximately one year.

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

We have been granted trademark protection for the name "Klenz-Safe" from the US Patent and Trademark Office (PTO). The method of application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who has assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how. In October 2002 we filed an application for a provisional patent, which extends the Klenz-Safe technology into additional indoor air quality applications. In February 2003, we filed an amendment to the October 2002 provisional patent application that revised certain data in the October 2002 provisional patent application. We cannot provide any assurances that PTO will grant any patent on our Klenz-Safe technology.

In light of the energy plan of President Bush encouraging the use of hydrogen fuel cells in place of fossil fuels such as oils and gas, management has begun to investigate technology that would produce hydrogen from sunlight through the use of a proprietary device and solution. The hydrogen gas produced would be used to supply on demand, low cost hydrogen fuel to hydrogen-oxygen fuel cells in order to meet stationary and mobile electric power requirements. Stationary uses would include residential and commercial heating systems, and mobile uses would include electric and hybrid fuel cell powered vehicles. Our investment in this area will be guided by our mission to commercialize technology that improves the environment. This has been our philosophy with the Rotorcam Engine and Klenz-Safe and will continue with our efforts to produce hydrogen.

We are presently negotiating with the inventors of this technology for an assignment of the device and related technology to the Company in return for a right of first refusal to perform all consulting and development work on this project for which we may receive funding from governmental, educational or private sources. As of the date of this report, we have not reached a formal agreement with the inventors for such assignment. Although we expect that we will be able to both reach such an agreement and to obtain funding to develop this technology, we can not provide any assurances that we will be able to do so. Moreover, the proposed technology is experimental and is subject to the normal uncertainties of any experimental technology.

Assuming we are able to reach a final agreement with the inventors for an assignment of this technology to the Company, we intend to file a patent application with the PTO on both the device and the process for making the proprietary solution that would be used to produce hydrogen.

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

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and the with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2002, in the amount of $1,430,148, which consolidated amounts we owed to Mr. Campo under our prior notes. The August 1, 2002 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2003.

We have defaulted on our quarterly interest payments due on November 1, 2002 and February 1 and May 1, 2003. As of April 30, 2003, a total of $82,313 in unpaid interest was owed to Mr. Campo under the August 1, 2002 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2002 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2002 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information-None

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

               99.1 Certification of Chief Executive Officer

               99.2 Certification of Chief Financial Officer

         (B) Reports on Form 8-K

                  There were no reports on Form 8-K during the quarter ended April 30, 2003.

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

                                MURRAY UNITED DEVELOPMENT CORPORATION
                                -------------------------------------
                                            (Registrant)

                                By:  /S/ Dwight Foster
                                     ------------------------------------------
                                     Chief Executive Officer

                                     Dated June 13, 2003

                                By:  /S/ Anthony S. Campo
                                     ------------------------------------------
                                     Anthony S. Campo, Executive Vice President
                                     Secretary and Treasurer
                                     Chief Financial Officer

                                     Dated:  June 13, 2003

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               /S/  Anthony S. Campo
                                               -----------------------
                                               Anthony S. Campo,
                                               Chairman of the Board

                                               /S/  Dwight Foster
                                               -----------------------
                                               Dwight Foster, Director

                                               /S/  Frank Pecorella
                                               -----------------------
                                               Frank Pecorella, Director

                                               Dated:  June 13, 2003

                 CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,
  AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Murray United Development Corp. (Registrant) on Form 10-QSB for the quarter ended April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Dwight Foster, Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of Murray United Development Corp. for the quarter ended April 30, 2003.

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

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/S/  DWIGHT FOSTER                                 Dated:  June 13, 2003
----------------------
Dwight Foster, Chief Executive Officer

                 CERTIFICATION PURSUANT TO 18 USC, SECTION 1350,
  AS ADOPTED PURSUANT TO SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Murray United Development Corp. (Registrant) on Form 10-QSB for the quarter ended April 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Anthony Campo, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of Murray United Development Corp. for the quarter ended April 30, 2003.

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

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/  ANTHONY CAMPO                                  Dated:  June 13, 2003
----------------------
Anthony Campo, Chief Financial Officer