Form 10KSB
period 2003-07-31
MURRAY UNITED DEVELOPMENT CORP
filed 2003-10-29
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark One)

 /x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2003

                                                     or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____________________to_______________

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

Registrant's telephone number, including area code: (908) 979-3025


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

Yes   X       No
   ----------   ---------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive information or proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

The Registrant did not have any revenues during its fiscal year ended July 31, 2003.

As of October 22, 2003, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as computed by reference to the closing price of such stock on such date was approximately $1,549,363.

79,953,434 shares of the registrant's Common Stock were outstanding as of October 22, 2003.

Transitional Small Business Disclosure Format:

Yes                      No           X
   ---------------------   ---------------------

Documents incorporated by Reference:  NONE

INDEX TO FORM 10-KSB -- Parts I - IV

                                                                     Page

Part I
         -  Item 1.      Description of Business                      4
         -  Item 2.      Description of Property                     17
         -  Item 3.      Legal Proceedings                           17
         -  Item 4.      Submission of Matters to a                  17
                                 Vote of Security Holders


Part II
         -  Item 5.      Market for Common Equity and                18
                                 Related Stockholder Matters
         -  Item 6.      Management's Discussion and                 21
                                 Analysis or Plan of Operation
         -  Item 7.      Financial Statements                        29
         -  Item 8.      Changes in and Disagreements                29
                                 With Accountants on Accounting
                                 and Financial Disclosure
         -  Item 8A.     Controls and Procedures                     29


Part III
         -  Item 9.      Directors, Executive Officers,              31
                             Promoters and Control Persons;
                             Compliance with Section 16(a)
                             of the Exchange Act
         -  Item 10.     Executive Compensation                      33
         -  Item 11.     Security Ownership of Certain               35
                              Beneficial Owners and Management
         -  Item 12.     Certain Relationships and Related           37
                             Transactions


Part IV
         -  Item 13.     Exhibits, Lists and Reports on              39
                         Form 8-K
                         Financial Statements Index
                         Signatures
                         Certifications
                         List of Exhibits
            Item 14.     Principal Accountant Fees                   40
                             and Services

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


BACKGROUND

         Murray United Development Corporation (sometimes referred to in this Report as the "Company") is a development stage corporation that was formed under Delaware law on October 13, 1987 to exploit commercially an internal combustion engine (referred to in this Report as the "Rotorcam Engine") that would run on fuels other than gasoline, that would have significantly fewer parts, and that would be lighter and operate more efficiently than conventional internal combustion engines.

         In October 1987 we acquired from our predecessor, Rotorcam Technology Corp., an assignment of license under which we obtained the exclusive right and license to exploit all existing technology relating to the Rotorcam Engine, which had previously been licensed to Rotorcam Technology Corp. by one of our former officers.

         From our inception in 1988 through fiscal 2000, we were engaged in research, design and development relating to the Rotorcam Engine technology. During such period, we spent approximately $840,000 on such research and development. However, due principally to the lack of any operating revenue or other sources of funding, we did not incur any expenses for research and development for the Rotorcam Engine during our last three fiscal years.

         During such period, we attempted to locate a funding source for the $350,000 to $375,000 required in order to complete a second prototype of the Rotorcam Engine, which is a necessary step in attempting to commercialize it. Possible sources of such funding included borrowing from private sources and/or exercise of our 15,398,000 outstanding Class B Warrants. In order to encourage Warrant holders to exercise their Class B Warrants, we filed a Registration Statement with the United States Securities and Exchange Commission ("SEC"), which became effective on May 3, 2000.

         The Registration Statement, together with the qualification or exemptions from qualification obtained in several states where holders of our class B Warrants reside, permit such holders to exercise their Class B Warrants under the laws of the United States and those states where we have either qualified or obtained an exemption from qualifying the shares of our Common Stock for which the Warrants are exercisable. To date, however, none of such Class B Warrant holders have exercised their Class B Warrants due principally to the fact that, with limited exceptions, the market price of our Common Stock has been lower than the exercise price of the Class B Warrants since the effective date of the Registration Statement.

         Principally because of our inability to raise the funds necessary to further develop the Rotorcam Engine, we have begun to research and develop other technologies that may permit us to diversify into additional product areas. These technologies consist of an environmentally safe cleaning solution and a method of producing hydrogen from sunlight. Our investments in these technologies have been guided by the Company's mission to commercialize technologies that improve the environment. This has been our philosophy with the Rotorcam Engine and continues with our efforts to produce hydrogen as a substitute for fossil fuels and a cleaning solution that has the capability of eliminating or reducing certain contaminants from the environment.


KLENZ-SAFE CLEANING SOLUTION

         In February 2002, we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp, ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. Under the terms of the proposed license, Foster-Campo will manufacture the cleaning solution and supply it to our customers. Foster-Campo will then invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo will receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit will include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution.

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

         Due to the success of the initial testing, Penn State Energy Institute applied to the U.S. Department of Energy ("DOE") for a grant to conduct a pilot test of Klenz-Safe's ability's to capture sulfur in coal burning flue gas. Penn State Energy Institute's grant request was not funded during the DOE's 2003 funding period. However, Penn State Energy Institute has informed us that it intends to submit a new application for consideration during the DOE's 2004 funding period.

         If funding for the pilot study is granted, the pilot tests would be conducted in a working smoke stack to simulate actual conditions. If such tests are conducted and are successful, we intend to seek distribution partners to assist us in marketing and selling the Klenz-Safe product to the coal burning utility market. We cannot provide any assurances that the DOE will award such grant, or that such testing will occur or, even if it does occur, that it will be successful. If such tests are performed, results are not expected to be available until approximately one year after the related grant monies are received.

         We also engaged a certified indoor air quality laboratory to perform a series of laboratory tests on Klenz-Safe to determine Klenz-Safe's ability to remove pollutants and contaminants from building air and to examine other potential industrial uses. The tests simulated wet scrubber equipment, which is commonly used device for removing pollutants from building air. Based on generally known industry practices, management believes that the range of pollutants captured by Klenz-Safe and the rate of such capture have not been previously achieved in a single operation. The following were the material findings of the laboratory tests:

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

     o    Klenz-Safe protects rather than corrodes metal compounds and surfaces.

         Management presently believes that Klenz-Safe may be useful in the following applications:

     o Air pollution control in wet scrubber equipment, which are commonly used to remove pollutants from building air;

     o    Containment and neutralization of liquids and compounds;

     o    Decontamination of equipment in pharmaceutical production;

     o    Air filtration in indoor air quality control;

     o    Flue and combustion gas scrubbing.

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

         We have been granted trademark protection for the name "Klenz-Safe" from the US Patent and Trademark Office (PTO). The method of application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how. In October 2002 we filed an application for a provisional patent, which extends the Klenz-Safe technology into additional indoor air quality applications. In February 2003, we filed an amendment to the October 2002 provisional patent application that revised certain data in the October 2002 provisional patent application. We intend to file a non-provisional patent application relating to Klenz-Safe in February 2004. However, we cannot provide any assurances that we will be able to do so or that the PTO will grant a patent on our Klenz-Safe technology.

         We are presently demonstrating Klenz-Safe to potential end-user customers. At such customers' request, we are performing further tests on Klenz-Safe to determine its ability to meet the particular intended applications of such customers.

HYDROGEN PRODUCTION TECHNOLOGY

         In light of the energy plan of President Bush encouraging the use of hydrogen fuel cells in place of fossil fuels such as oils and gas, management has begun to investigate a technology that would produce hydrogen from sunlight through the use of a proprietary device and solution. The hydrogen gas produced would be used to supply on demand, low cost hydrogen fuel to hydrogen-oxygen fuel cells in order to meet stationary and mobile electric power requirements. Stationary uses would include residential and commercial heating systems, and mobile uses would include electric and hybrid fuel cell powered vehicles.

         In June 2002, we entered into an oral agreement with George Johnson and William L. Johnson (the "Inventors") to develop a method and apparatus for production of photo galvanic hydrogen (the "PGH Technology") and to prepare and file a provisional patent application (the "Provisional Patent Application") relating thereto in the U.S. Patent and Trademark Office ("PTO"). The Inventors further agreed that, upon filing of the Provisional Patent Application, they would negotiate with the Company for an assignment of all of their interest in the PGH Technology and the Provisional Patent Application to the Company. In consideration for the Inventors' services, the Company agreed to issue to each of the Inventors 100,000 shares of the Company's Common Stock and to register such shares with the Securities and Exchange Commission. The Company subsequently formalized the oral agreement with the Inventors by a written agreement dated as of June 1, 2002.

         In July 2003, the Inventors filed the Provisional Patent Application with the PTO. By Agreement dated October 2, 2003 , the Company entered into a Technology Assignment Agreement with the Inventors pursuant to which the Inventors agreed to assign to the Company all of their rights in the PGH Technology, in the Provisional Patent Application, and in all letters patent, both domestic and foreign, that may be granted for the PGH Technology. In consideration for such assignment, we granted to the Inventors a right of first refusal to perform all consulting services derived from contracts and/or grants entered into between the Company and third parties relating to the development of the PGH Technology. We further agreed to reimburse the Inventors up to $5,000 for their out-of pocket expenses incurred for materials and supplies to build apparatus relating to the PGH Technology and for collecting, and testing for, the production of hydrogen.

         Pursuant to the Technology Assignment Agreement, the Inventors executed an Assignment of Invention & Patent Rights, dated October 2, 2003 (the "Assignment"), under which the Inventors assigned to the Company their rights in the PGH Technology, all applications for Letters Patent that may be filed for the PGH Technology, and all Letters Patent for the PGH Technology in any country. The Company intends to file such Assignment with the PTO as soon as reasonably practicable.

         The filing of a provisional patent application preserves a priority filing date; however, it is not examined by the PTO for patentability. In order to obtain a patent on the PGH Technology, we are required to file a non-provisional patent application on or before July 18, 2004. Although we intend to file a non-provisional application on or before the above date, we cannot provide any assurances that we will be able to do so or, even if such application is filed, that we will finally be able to obtain a patent on the PGH Technology.

         By separate agreement dated as of October 2, 2003 but effective as of July 18, 2003, we entered into Consulting Agreements with each of the Inventors (the "Consulting Agreements") pursuant to which the Inventors agreed to assist the Company in obtaining grants from and/or contracts with third parties for research and development relating to the PGH Technology and in obtaining a patent on the technology described in the Provisional Patent Application. In consideration for such services, we agreed to issue to each of the Inventors 100,000 shares of the Company's Common Stock upon receipt of grants or contracts resulting in at least $250,000 of revenue to the Company and an additional 100,000 shares of Common Stock upon the grant by the PTO of a patent on the PGH Technology under the Provisional Patent Application. All such shares of Common Stock will be "restricted securities" and may therefore not be sold or transferred other than in accordance with an exemption from the registration requirements of applicable federal and states securities laws. The term of the Consulting Agreements is from the effective date of the agreement until the services have been completed. However, the Company will have the right to terminate the Consulting Agreements if a patent has not been issued by the PTO on or before July 18, 2005.

         There is no material relationship between either of the Inventors and the Company, any director or officer of the Company, or any associate of such directors and officers.

         We intend to enter into an arrangement with the Pennsylvania Technology Consortium to produce prototypes of the apparatus for production of photo galvanic hydrogen. Mr. Robert Van Dine, the President of the Company, is a principal owner of the Pennsylvania Technology Consortium. No terms of our proposed arrangement with the Pennsylvania Technology Consortium have been agreed upon. However, the Company intends that any such terms will be comparable to those that may be obtained from an unaffiliated third party.

         We are presently producing hydrogen using our proprietary apparatus and solution and have engaged a third-party laboratory to quantify the amount of hydrogen being produced in order to determine feasibility of commercializing this technology. We are also developing an improved apparatus and chemical structures for production of photo galvanic hydrogen.

POTENTIAL MARKETS FOR COMPANY'S PRODUCTS

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

         Potential markets for the Company's hydrogen technology include residential and commercial heating systems and electric and hybrid fuel cell powered vehicles.

         Markets that may be available for the Rotorcam Engine include off-road terrain equipment, such as earth-moving farm equipment, tanks, pony engines, marine engines, generators, and co-generation systems that are used to cool, as well as to provide an electrical power source for, home and industry.

COMPETITION

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

         We are not presently aware of any entities that may directly compete with us in the production of photo galvanic hydrogen. Other companies are engaged in the production and sale of hydrogen using electrolytic or other electro-chemical processes. If we are able to develop and market our hydrogen technology, we intend to compete on the basis that our technology is more economical than electrolytic or other electro-chemical processes.

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

EMPLOYEES AND CONSULTANTS

         We currently have one employee, Mr. Dwight Foster, whom the Board appointed as our President and Chief Executive Officer in December 1998. Mr. Foster resigned his position as President in January 2000 upon the simultaneous appointment of Mr. Robert Van Dine as President but remained as Chief Executive Officer of the Company. Mr. Anthony Campo, who is our Chairman of the Board, Executive Vice-President, Secretary and Treasurer, also provides us with general administrative services. Mr. Robert Van Dine, our current President, has rendered consulting services to us from January 2000 to the present.

         We have engaged George Johnson and William L. Johnson as consultants to the Company to engage in research and development of the Company's hydrogen technology. We have agreed to issue 100,000 shares of the Company's Common Stock to each of Mr. George Johnson and Mr. William L. Johnson for past consulting services. We have further agreed to issue 100,000 additional shares of such Common Stock to each of such consultants provided we receive contracts or grants relating to the PGH Technology resulting in at least $250,000 of revenue to the Company and an additional 100,000 shares if a patent on the Company's PGH Technology is granted by the U.S. Patent and Trademark Office.

         We have previously also retained the services of a consultant on an as needed basis, who provides us with engineering services with payment being made based on such consultants' hourly rate.

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

         Sales of our Klenz-Safe technology to power generating utilities will require verification testing for pollutant capture. We expect that the cost of compliance with such testing requirements will be minimal. We do not believe that governmental approval will be required for other applications of our Klenz-Safe product.

         We are not aware of any requirement for governmental approval of our proposed hydrogen technology.

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

         We intend to comply with all regulations that may be applicable to our business. However, the compliance with such regulations may cause delays and additional expense that could adversely affect the commercial viability of our potential products.


PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

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

         We have been granted trademark protection for the name "Klenz-Safe" from the US Patent and Trademark Office (PTO). The method of application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who has assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how. In October 2002 we filed another application for a provisional patent, which extends the Klenz-Safe technology into additional indoor air quality applications. In February 2003, we filed an amendment to the October 2002 provisional patent application that revised certain data in the October 2002 provisional patent application. We intend to file a non-provisional patent application related to Klenz-Safe prior to the end of the eligibility period in February 2004. However, we cannot provide any assurances that we will be able to do so or, even if such application is filed, that the PTO will grant a patent on our Klenz-Safe technology.


         In July 2003, George Johnson and William L. Johnson (the "Inventors") filed a provisional patent application with the U.S. Patent and Trademark Office covering a method and apparatus for production of photo galvanic hydrogen (the "PGH Technology"). Pursuant to a Technology Assignment Agreement between the Company and the Inventors, the Inventors executed an Assignment of Invention & Patent Rights, dated October 2, 2003, under which the Inventors assigned to the Company their rights in the PGH Technology, all applications for Letters Patent that may be filed for the PGH Technology, and all Letters Patent for the PGH Technology in any country. The Company intends to file such Assignment with the PTO as soon as reasonably practicable.

         The filing of a provisional patent application preserves a priority filing date; however, it is not examined by the PTO for patentability. In order to obtain patents on our Klenz-Safe and/or PGH technologies, we are required to file a non-provisional patent application within twelve (12) months after filing the related provisional patent application. Although we intend to file non-provisional applications for both our Klenz-Safe and PGH technologies on or before their respective due dates, we cannot provide any assurances that we will, in fact, file such applications or that we will be able to obtain a patent on either the Klenz-Safe or PGH technologies.


STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

         In 2003, Penn State Energy Institute applied to the U.S. Department of Energy for a federal grant to conduct a pilot test of Klenz-Safe's ability's to capture sulfur in coal burning flue gas. However, its application was not granted during the DOE's 2003 funding period. s Penn State Energy Institute has informed us that it intends to submit a new application for consideration during the DOE's 2004 funding period. If it receives such funding, Penn State Energy Institute intends to conduct a pilot study in a working smoke stack to simulate actual conditions. If such tests are performed, results are not expected to be available for approximately one year after receipt of funding of the pilot tests.

         We are currently testing the ability of our PGH Technology to produce hydrogen and have engaged a third-party laboratory to quantify the production. We are also continuing to develop the apparatus and formula for production of photo galvanic hydrogen.

EFFECTS OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

     o Our Chief Executive Officer and Chief Financial Officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     o Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     o We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.


PENNY STOCK

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     o    with a price of less than five dollars per share;

     o    that are not traded on a "recognized" national exchange;

     o    whose prices are not quoted on the NASDAQ automated quotation system;

     o whose issuer has net tangible assets in excess of $2,000,000 if the issuer has been in continuous operation for at least three years, or $5,000,000 if such issuer has been in continuous operation for less than three years, or has received average revenues of less than $6,000,000 for the last three years.

         Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

         Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     o get information about the investor's financial situation, investment experience and investment goals;

     o reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     o provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     o receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

         Compliance with these requirements may make it harder for our stockholders to resell their shares.


DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

         If we successfully commercialize our Klenz-Safe technology, we plan to distribute our Klenz-Safe products through third-party distribution channels either on a commission or buy and resell basis.

         If we successfully produce hydrogen using the photo galvanic process, we intend to develop a prototype apparatus to produce commercial quantities of hydrogen and will seek distribution partners in order to market and distribute our photo galvanic hydrogen product.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Our Common Stock has been traded in on the over-the-counter market since March 24, 1988 and is quoted on the OTC Bulletin Board under the symbol MRAY. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commission, for the periods indicated below are:


                               Year Ended July 31,

                                2003                       2002
                                ----                       ----
                            High     Low              High     Low
                            ----     ---              ----     ----
1st Quarter                $0.04    $0.02            $0.17    $0.076
2nd Quarter                $0.04    $0.02            $0.10    $0.035
3rd Quarter                $0.04    $0.02            $0.11    $0.03
4th Quarter                $0.062   $0.016           $0.065   $0.02


         Reporting by the National Quotation Bureau, Inc. of quotations for our Common Stock does not evidence an established public trading market for such stock, and holders of our Common Stock may not be able to liquidate their investment at acceptable prices. Moreover, such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not be indicative of actual trading transactions. As of October 23, 2002 there were approximately 825 holders of record of our Common Stock.

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

         The shares issued to Messrs. Pecorella, Dimen, Van Dine, O'Day and Jubran were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 permitted by Section 4(2) of such Act. Since all of such shares have been held by such individuals for more than two years, they may be resold or otherwise transferred in accordance with Rule 144 of the Securities Act of 1933.

         On April 9, 2002, Mr. Anthony Campo, the Chairman of the Board and Executive Vice President of the Company, exercised a right to convert $37,500 indebtedness owed by the Company to Mr. Campo into 5,000,000 shares of our Common Stock. The number of shares for which Mr. Campo exercised his conversion right was computed at a rate of $.0075 for each such share of Common Stock. Mr. Campo's conversion right contained in a Promissory Noted dated August 1, 2001 in the principal amount of $1,337,552 issued by the Company to Mr. Campo. Under the terms of the Promissory Note, Mr. Campo was given the right to convert all or any portion of the unpaid principal and/or interest of the Note of a rate of one share of Common Stock for each 3/4 of one cost of such principal and interest converted, up to a maximum of 100,000,000 shares. The terms of such Promissory Note are further described in our Form 10-KSB for the fiscal year ended July 31, 2003. Mr. Campo had previously exercised his conversion right under the August 1, 2001 Promissory Note on March 5, 2002. Under the March 5, 2002 exercise, Mr. Campo converted $37,500 of indebtedness into 5 million shares of the Company's Common Stock. All of the shares acquired by Mr. Campo upon conversion of amounts due under his promissory note are eligible for sale or other transfer by Mr. Campo in accordance with Rule 144 of the Securities Act of 1933.

         On April 11, 2002, the Board of Directors approved the issuance of 1 million shares of the Company's Common Stock to Robert Van Dine in consideration for certain consulting services that Mr. Van Dine had agreed to perform for the Company. Such services included (a) research and development of methods of using the Klenz-Safe cleaning product for reducing or eliminating pollutants from building air; (b) research and development of other uses of the Klenz-Safe cleaning product; (c) marketing all technologies using the Klenz-Safe cleaning product; and (d) upon request by the Board of the Company, serving as an executive officer of the Company for a minimum of one year. On April 30, 2002 the Board requested Mr. Van Dine to serve as its President. Mr. Van Dine assumed such position as of such date and continues to serve as President of the Company to date.

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

         The shares issued to Mr. Van Dine and Mr. Dimen were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities. The closing price of the Company's Common Stock on the day the shares were issued to Mr. Van Dine and Mr. Dimen was $.041 per share. Based solely on such market price, the values of the shares issued to Mr. Van Dine and Mr. Dimen were $41,000 and $10,250, respectively. Since Mr. Van Dine and Mr. Dimen have held such shares for more than one year, such shares may be resold or otherwise transferred in accordance with Rule 144 of the Securities Act of 1933.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS

         The following discussion provides information that we believe is relevant to your assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes to the financial statements appearing elsewhere in this Report on Form 10-KSB.

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

                         FISCAL YEAR ENDED JULY 31, 2003
            AS COMPARED TO FISCAL YEARS ENDED JULY 31, 2002 AND 2001


RESULTS OF OPERATIONS

         We have never derived any revenues from our operations and have incurred cumulative losses from our inception on October 13, 1987 through July 31, 2003 of $4,308,257. Our revenues from inception through July 31, 2003, totaling $66,465, were derived from interest earned. There was no change in interest income earned in our fiscal year that ended on July 31, 2003, as was the case in fiscal 2002, due to a continued shortage of funds for investment purposes.

         Our cumulative loss from inception includes research and development costs of $868,716. In fiscal 2003, we incurred no research and development costs. We incurred research and development costs of $14,063 in fiscal 2002, principally in connection with the testing of our Klenz-Safe product. We did not incur any expenses for research and development during fiscal 2001.

         Our cumulative loss from inception includes general and administrative expenses for the fiscal year ended July 31, 2003 of $105,597. General and administrative expenses decreased by 27% in fiscal 2003 from $134,107 in fiscal 2002 due principally to a decrease in legal and accounting issues. General and administrative expenses decreased by 55% to $134,107 in fiscal 2002 from $292,979 in fiscal 2001. The decrease in fiscal 2002 was due to a decrease in legal and accounting fees and other expenses.

         The cumulative loss from inception also includes past licensing fees of $57,260 that had accrued and been paid to one of our former officers. It includes interest expense of $669,733 on loans payable to our Chairman, Mr. Anthony Campo, and to one of our former officers. Interest expense increased by 11% in fiscal 2003 over 2002 due to an increase in interest due on a promissory note issued by the Company to Mr. Anthony Campo. Interest expense also increased by 10% to $99,827 in fiscal 2002 from $90,943 in fiscal 2001 due to an increase in interest costs associated with the amount outstanding on Mr. Campo's promissory note from the Company.

         The net loss of $215,794 in fiscal 2003 decreased by $32,203 or 15%, from fiscal 2002 due to decreased general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2003 we had cash and short-term investments totaling $8,252 (compared to liquid assets of $364 at July 31, 2002), a working capital deficiency of $8,580 (compared to a working capital deficiency of $23,076 at July 31, 2002), and a total stockholders' deficiency of $1,758,810 (compared to $1,543,016 at July 31, 2002). Cash balances increased in fiscal 2003 because of additional loans to the Company by the Chairman, whereas the decrease in working capital in fiscal 2002 was due to a net loss of $247,997. The stockholders' deficiency increased by $215,794 due to the net loss incurred in July 31, 2003, as compared to a $121,747 increase in stockholders' deficiency at July 31, 2002.

         As of July 31, 2003 we had current liabilities in excess of current assets of $8,580. Since we have not been able to commercially use our technology to generate any revenues through that date, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at July 31, 2003 and 2002 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive cash flows during the twelve-month period subsequent to July 31, 2003. Cash flows used by operating activities were $203,700 and $160,608 in fiscal 2003 and fiscal 2002, respectively. The limited amount of liquid resources that were available to us as of July 31, 2003 and our inability to generate operating revenues and cash flows raise substantial doubt about our ability to continue as a going concern.


PLAN OF OPERATION

         In view of the Company's inability to raise the approximately $2.5 to $3 million needed to develop the Rotorcam Engine, for commercialization, management's current efforts are focused on certain other technologies that we are in the process of developing.


KLENZ-SAFE TECHNOLOGY

         In February 2002, we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp, ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. Under the terms of the proposed license, Foster-Campo will manufacture the cleaning solution and supply it to our customers. Foster-Campo will then invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo will receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit will include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution.

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

         Due to the success of the initial testing, Penn State Energy Institute applied to the U.S. Department of Energy ("DOE") for a grant to conduct a pilot test of Klenz-Safe's ability's to capture sulfur in coal burning flue gas. Penn State Energy Institute's grant request was not funded during the DOE's 2003 funding period. However, Penn State Energy Institute has informed us that it intends to submit a new application for consideration during the DOE's 2004 funding period.

         If funding for the pilot study is granted, the pilot tests would be conducted in a working smoke stack to simulate actual conditions. If such tests are conducted and are successful, we intend to seek distribution partners to assist us in marketing and selling the Klenz-Safe product to the coal burning utility market. We cannot provide any assurances that the DOE will award such grant, or that such testing will occur or, even if it does occur, that it will be successful. If such tests are performed, results are not expected to be available until approximately one year after the related grant monies are received.

         We also engaged a certified indoor air quality laboratory to perform a series of laboratory tests on Klenz-Safe to determine Klenz-Safe's ability to remove pollutants and contaminants from building air and to examine other potential industrial uses. The tests simulated wet scrubber equipment, which is commonly used device for removing pollutants from building air. Based on generally known industry practices, management believes that the range of pollutants captured by Klenz-Safe and the rate of such capture have not been previously achieved in a single operation.

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

          o Klenz-Safe protects rather than corrodes metal compounds and surfaces.

         Management presently believes that Klenz-Safe may be useful in the following applications:

         o Air pollution control in wet scrubber equipment, which are commonly used to remove pollutants from building air;

         o        Containment and neutralization of liquids and compounds;

         o        Decontamination of equipment in pharmaceutical production;

         o        Air filtration in indoor air quality control;

         o        Flue and combustion gas scrubbing.

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

         We have been granted trademark protection for the name "Klenz-Safe" from the US Patent and Trademark Office (PTO). The method of application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how. In October 2002 we filed an application for a provisional patent, which extends the Klenz-Safe technology into additional indoor air quality applications. In February 2003, we filed an amendment to the October 2002 provisional patent application that revised certain data in the October 2002 provisional patent application. We intend to file a non-provisional patent application relating to Klenz-Safe in February 2004. However, we cannot provide any assurances that we will be able to do so or that the PTO will grant a patent on our Klenz-Safe technology.

         We are presently demonstrating Klenz-Safe to potential end-user customers. At such customers' request, we are performing further tests on Klenz-Safe to determine its ability to meet the particular intended applications of such customers.

HYDROGEN PRODUCTION TECHNOLOGY

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

         In June 2002, we entered into an oral agreement with George Johnson and William L. Johnson (the "Inventors") to develop a method and apparatus for production of photo galvanic hydrogen (the "PGH Technology") and to prepare and file a provisional patent application (the "Provisional Patent Application") relating thereto in the U.S. Patent and Trademark Office ("PTO"). The Inventors further agreed that, upon filing of the Provisional Patent Application, they would negotiate with the Company for an assignment of all of their interest in the PGH Technology and the Provisional Patent Application to the Company. In consideration for the Inventors' services, the Company agreed to issue to each of the Inventors 100,000 shares of the Company's Common Stock and to register such shares with the Securities and Exchange Commission. The Company subsequently formalized the oral agreement with the Inventors by a written agreement dated as of June 1, 2002.

         In July 2003, the Inventors filed the Provisional Patent Application with the PTO. By Agreement dated October 2, 2003 , the Company entered into a Technology Assignment Agreement with the Inventors pursuant to which the Inventors agreed to assign to the Company all of their rights in the PGH Technology, in the Provisional Patent Application, and in all letters patent, both domestic and foreign, that may be granted for the PGH Technology. In consideration for such assignment, we granted to the Inventors a right of first refusal to perform all consulting services derived from contracts and/or grants entered into between the Company and third parties relating to the development of the PGH Technology. We further agreed to reimburse the Inventors up to $5,000 for their out-of pocket expenses incurred for materials and supplies to build apparatus relating to the PGH Technology and for collecting, and testing for, the production of hydrogen.

         Pursuant to the Technology Assignment Agreement, the Inventors executed an Assignment of Invention & Patent Rights, dated October 2, 2003 (the "Assignment"), under which the Inventors assigned to the Company their rights in the PGH Technology, all applications for Letters Patent that may be filed for the PGH Technology, and all Letters Patent for the PGH Technology in any country. The Company intends to file such Assignment with the PTO as soon as reasonably practicable.

         The filing of a provisional patent application preserves a priority filing date; however, it is not examined by the PTO for patentability. In order to obtain a patent on the PGH Technology, we are required to file a non-provisional patent application on or before July 18, 2004. Although we intend to file a non-provisional application on or before the above date, we cannot provide any assurances that we will finally be able to obtain a patent on the PGH Technology.

         By separate agreement dated as of October 2, 2003 but effective as of July 18, 2003, we entered into Consulting Agreements with each of the Inventors (the "Consulting Agreements") pursuant to which the Inventors agreed to assist the Company in obtaining grants from and/or contracts with third parties for research and development relating to the PGH Technology and in obtaining a patent on the technology described in the Provisional Patent Application. In consideration for such services, we agreed to issue to each of the Inventors 100,000 shares of the Company's Common Stock upon receipt of grants or contracts resulting in at least $250,000 of revenue to the Company and an additional 100,000 shares of Common Stock upon the grant by the PTO of a patent on the PGH Technology under the Provisional Patent Application. All such shares of Common Stock will be "restricted securities" and may therefore not be sold or transferred other than in accordance with an exemption from the registration requirements of applicable federal and states securities laws. The term of the Consulting Agreements is from the effective date of the agreement until the services have been completed. However, the Company will have the right to terminate the Consulting Agreements if a patent has not been issued by the PTO on or before July 18, 2005.

         There is no material relationship between either of the Inventors and the Company, any director or officer of the Company, or any associate of such directors and officers.

         We intend to enter into an arrangement with the Pennsylvania Technology Consortium to produce prototypes of the apparatus for production of photo galvanic hydrogen. Mr. Robert Van Dine, the President of the Company, is a principal owner of the Pennsylvania Technology Consortium. No terms of our proposed arrangement with the Pennsylvania Technology Consortium have been agreed upon. However, the Company intends that any such terms will be comparable to those that may be obtained from an unaffiliated third party.

         We are presently producing hydrogen using our proprietary apparatus and solution and have engaged a third-party laboratory to quantify the amount of hydrogen being produced in order to determine feasibility of commercializing this technology. We are also developing and improved apparatus and chemical structures for production of photo galvanic hydrogen.

ROTORCAM ENGINE

         We do not presently expect to further develop the Rotorcam Engine during the next 12-month period. We have been advised by Southwest Research Institute that it will take up to 4 years and $3 million in order to develop the Rotorcam Engine for commercial sale. We therefore first intend to use any funds that may become available to further develop our Klenz-Safe and PGH technologies, which we believe have the potential to generate operating revenues much earlier than the Rotorcam Engine. We will, however, continue to evaluate possible commercialization of the Rotorcam Engine in light of future facts and circumstances.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by Item 7 of Form 10-KSB are set forth where indicated in Item 13(a)1 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not Applicable.


ITEM 8A. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and the with the participation of the Company's management, including the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.


         There have been no significant changes in our internal controls or in other factors during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         In December 1998, Mr. Anthony Campo resigned as President and Chief Executive Officer of the Company but remained as Chairman of the Board. Upon Mr. Campo's resignation, the Board appointed Mr. Dwight Foster as President and CEO and Mr. Campo as Executive Vice President, Secretary and Treasurer. In December 1998, the Board also appointed Mr. Frank Pecorella as a Director of the Company. In April 2000, the Board appointed Mr. Dwight Foster as a Director of the Company to replace Mr. Thomas Caltabiano, who resigned as a Director in April 2000. In April 2002, the Board appointed Robert Van Dine as President to replace Mr. Foster who simultaneously resigned such office but who remains the Chief Executive Officer of the Company. Our present executive officers and directors, their ages and present positions are as follows:

                                                                 First Year
Name              Age        Position                        Elected/Appointed
----             ----        ---------                       -----------------
Anthony Campo     63         Chairman of the                       1993
                             Board, Executive
                             Vice President,
                             Secretary and Treasurer

Dwight Foster     54         Director and                          2000
                             Chief Executive Officer

Frank Pecorella   51         Director                              1998


Robert Van Dine   52         President                             2002


         All of our directors will hold office until the next meeting of shareholders and until their successors have been duly elected and qualified. All of our executive officers will hold office until the next annual meeting of the directors and until their successors have been duly appointed and qualified.

ANTHONY S. CAMPO

         Mr. Anthony S. Campo has been a Director of the Company since January 1993. He was elected Chairman of the Board on July 28 1995 and was appointed Secretary of the Company in December 1995 and President and Chief Executive Officer in December 1997. In December 1998, Mr. Campo resigned as President and Chief Executive Officer and was appointed as Executive Vice President, Secretary and Treasurer of the Company. Mr. Campo was President of Chester Hill Manors, Inc. from June 1996 through October, 2002 and of The Campo Organization, Inc. from December 1998 through October, 2002. Each of such companies developed and constructed residential housing. From October 2002 to the present, Mr. Campo has managed various income-producing properties owned by him and his family.


DWIGHT FOSTER

         Mr. Dwight Foster was elected President and Chief Executive Officer of the Company in December 1998 and was appointed to the Board of Directors in March 2000. From 1983 to 2002 Mr. Foster was the owner/operator of the National Automobile Dealers Exchange Services, which represented automobile dealers at premier automobile auctions. In addition, from 1972 to the present, Mr. Foster has been employed as a consultant to start-up and emerging companies, advising such companies on product development, marketing, public relations and financing. From February 1999 to the present, Mr. Foster has also acted as President of Ultra One Corp. (formerly known as Sierra Cleansafe USA, Inc.), which markets and sells environmentally safe cleaning products.


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


CODE OF ETHICS

         The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller due to the small number of executive officers involved with the Company and due to the fact that the Company operates principally through consultants with only one employee. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.


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

         On April 17, 2001, we issued 1,000,000 shares of our common stock to Mr. Robert Van Dine. Such shares were issued as compensation for his services to the Company, principally in connection with our efforts to diversify by engaging in the testing of a proprietary cleaning solution for use in coal and oil burning smoke stacks. On April 17, 2001, the closing price of our Common Stock as quoted on the Over the Counter Bulletin Board was $0.034 per share. Based solely on such market price, the value of the grant to Mr. Van Dine was therefore approximately $34,000.

         On April 11, 2002, the Board of Directors approved the issuance of 1 million shares of the Company's Common Stock to Robert Van Dine in consideration for certain consulting services that Mr. Van Dine had agreed to perform for the Company. Such services included (a) research and development of methods of using the Klenz-Safe cleaning product for reducing or eliminating pollutants from building air; (b) research and development of other uses of the Klenz-Safe cleaning product; (c) marketing all technologies using the Klenz-Safe cleaning product; and (d) upon request by the Board of the Company, serving as an executive officer of the Company for a minimum of one year. On April 30, 2002 the Board requested Mr. Van Dine to serve as its President, and Mr. Van Dine assumed such position as of such date. The closing price of the Company's Common Stock on the date the shares were issued to Mr. Van Dine was $.041. Based soley on such closing price, the value of the shares issued to Mr. Van Dine was $41,000.

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

         No options or stock appreciation rights have been granted during the latest fiscal year to any executive or other officer or to any Director of the Company.

         The following table indicates the total number and value of exercisable and unexercisable stock options held by all Executive Officers as of July 31,2003.



                                 Number of Securities                        Value of Unexercised
                                Underlying Unexercised                       In-the-Money Options
                             Options at Fiscal Year-End(#)                 At Fiscal Year-End($)(1)
                            ------------------------------             -------------------------------
Name                       Exercisable          Unexercisable          Exercisable          Unexercisable
-------------------       --------------        -------------        ---------------        -------------
Dwight Foster               2,000,000             4,000,000              $10,000               $20,000


         (1) Based on the OTC Bulletin Board last sales price for our common stock on October 22, 2003 in the amount of $.025 per common share.

         During the past three fiscal years, we have not paid any cash or other compensation to any director or executive officer of the Company except for the grants to Mr. Pecorella, Mr. Van Dine and Mr. Foster described above.

         Mr. Anthony Campo, our Chairman of the Board, Executive Vice President, Secretary and Treasurer, received no compensation for his services to us during our fiscal years ended July 31, 2003, 2002 or 2001. No other person served as an executive officer of the Company during the fiscal year ended July 31, 2003, and, except for the grant of stock to Mr. Pecorella and the Option granted to Mr. Foster described above, none of our directors received any compensation for serving in such capacity during our fiscal years ended July 31, 2003 or 2002.

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



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We have provided below information as of October 22, 2003 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Name and                               Amount and
Address of                              Nature of             Percent
Beneficial Owner (1)(2)           Beneficial Ownership       of Class

Anthony S. Campo (3)                 104,503,500              60.7%

Dwight Foster (4)                      1,596,510               1.9%

Frank Pecorella                        3,390,000               4.2%

Robert Van Dine                        2,000,000               2.5%

All Directors and
Executive Officers
as a Group (4 persons)               111,490,000              63.7%


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

(3) In addition to 5,570,000 owned individually by Mr. Campo, includes (i) 2,150,000 shares held by Mr. Campo's wife, (ii) 4,772,400 shares held by Mr. Campo's children, (iii) 1,100,000 shares that may be acquired by Mr. Campo upon the exercise of Class B Warrants, (iv) 911,100 shares that may be acquired by the children of Mr. Campo upon exercise of Class B Warrants, and (v) 90,000,000 shares that may be acquired by Mr. Campo upon the conversion of his Promissory Note from the Company dated August 1, 2003 (see "Certain Transactions".)

(4) Includes 21,500 shares held by Mr. Foster's wife and 3,000,000 shares that may be acquired by Mr. Foster within sixty(60) days upon exercise of the stock option granted to him on April 11, 2002. Does not include 3,000,000 shares that may be acquired upon exercise of such option with respect to which such option is not exercisable within sixty (60) days of the date hereof.


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

         In October 2003, the Board approved the issuance of a new Note to Mr. Campo dated as of August 1, 2003 in the principal amount of $1,652,106 to replace the August 1, 2002 Note that matured on August 1, 2003. The principal amount of the August 1, 2003 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2003, including accrued interest thereon through July 31, 2003 in the amount of $110,197. Other than the principal amount and maturity dates, the terms of the August 1, 2003 Note are materially the same as the August 1, 2002 Note.

         Since we do not have any revenues, it is very doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2003 Note until such time as we have operating revenues or until we raise funds from an independent source, both of which events may not occur at any time.


                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits and Financial Statements:

    1.  Financial Statements

    The following documents are included in Part II:

    (i)     Report of Independent Accountants
    (ii)    Balance Sheets as of July 31, 2003 and July 31, 2002
    (iii)   Statements of Income for the fiscal years ended
            July 31, 2003, 2002 and 2001
    (iv)    Statement of Cash Flows for the fiscal years ended
            July 31, 2003, 2002, and 2001
    (v) Statements of Changes in Stockholders' Equity for the fiscal years ended July 31, 2003, 2002 and 2001
    (vi)    Notes to Financial Statements

    2. The exhibits which are required by Item 601 of regulation S-B are listed in the Index to Exhibits beginning on Page 42 of this Form 10-KSB.


(B) Reports on Form 8-K.

    Report dated October 2, 2003 relating to the Company's acquisition of the rights of the Inventors to the Hydrogen Technology.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


AUDIT FEES

         The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $16,000 and $16,000 respectively.


AUDIT-RELATED FEES

         For fiscal 2003 and 2002, the Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.


TAX FEES

         The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

All other fees

         The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

                         MURRAY UNITED DEVELOPMENT CORP.
                              FINANCIAL STATEMENTS
                                      INDEX



                                                                     Page  No.

(i) Report of Independent Accountants                                   F-1


(ii)     Balance Sheets as of July 31, 2003 and July 31, 2002           F-2


(iii)    Statements of Operations for the fiscal years
         ended July 31, 2003, 2002 and 2001                             F-3


(iv)     Statements of Changes in Stockholders'
         Equity (Deficiency) for the fiscal years
         ended July 31, 2003, 2002 and 2001                         F-4 to F-10


(v)      Statement of Cash Flows for the fiscal
         years ended July 31, 2003, 2002, and 2001                      F-11


(vi)     Notes to Financial Statements                              F-12 to F-18

A L B R E C H T , V I G I A N O , Z U R E C K & C O M P A N Y , P . C .

                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                                25 SUFFOLK COURT
                                                             HAUPPAUGE, NY 11788
                                                                  (631) 434-9500


                               ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Murray United Development Corporation
Landing, New Jersey

We have audited the accompanying balance sheets of Murray United Development Corporation (a Company in the development stage) as of July 31, 2003 and 2002, and the related statements of operations, cash flows and stockholders' equity (deficiency) for the years ended July 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Murray United Development Corporation as of July 31, 2003 and 2002, and its results of operations and cash flows for the years ended July 31, 2003, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of July 31, 2003, the Company had not generated any operating revenues and had suffered recurring losses from operations from inception and had a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Hauppauge, New York
October 16, 2003

                                TABLE OF CONTENTS



                                                                        Page

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

    Statements of Operations......................................       F-3

    Statements of Stockholders' Equity (Deficiency)...............   F-4 - F-10

    Statements of Cash Flows......................................      F-11

    Notes to Financial Statements.................................   F-12 - F-18

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                             JULY 31, 2003 and 2002


                                                                              2003          2002
ASSETS                                                                      ---------      ---------

CURRENT ASSETS
     Cash and cash equivalents                                             $    8,252          $ 364
     Loan Receivable                                                            2,000          2,000
                                                                           ----------      ---------
                                                 Total Current Assets          10,252          2,364
FURNITURE AND EQUIPMENT, NET                                                   50,004         58,336
                                                                           ----------      ---------
                                                                           $   60,256       $ 60,700
                                                                           ==========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts payable                                                      $   18,832       $ 25,440
                                                                           ----------      ---------
                                            Total Current Liabilities          18,832         25,440
                                                                           ----------      ---------
LONG-TERM LIABILITIES
     Accrued compensation                                                     148,128        148,128
     Accrued interest payable                                                 110,197         99,827
     Notes payable - stockholder                                            1,541,909      1,330,321
                                                                           ----------      ---------
                                          Total Long Term Liabilities       1,800,234      1,578,276
                                                                           ----------      ---------
     Total Liabilities                                                      1,819,066      1,603,716
                                                                           ----------      ---------
STOCKHOLDER'S EQUITY (DEFICIENCY)
     Capital stock - par value $.0001; authorized
        200,000,000 shares; issued and outstanding
     79,953,434 and 79,953,434 shares                                           7,996          7,996
     Additional paid-in capital                                             2,541,451      2,541,451
     Deficit accumulated in the development stage                          (4,308,257)    (4,092,463)
                                                                           ----------      ---------

                              Total Stockholders' Equity (Deficiency)      (1,758,810)    (1,543,016)
                                                                           ----------      ---------

                                                                             $ 60,256       $ 60,700
                                                                           ==========      =========


      See independent auditors' report and notes to financial statements

                   MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                                           Cumulative
                                                                                                          Amounts From
                                                                2003           2002           2001         Inception
                                                            -----------     ----------     ----------     -----------
INCOME

Interest Income                                                   $ -0-          $ -0-          $ -0-        $ 66,465

EXPENSES

Research and development costs                                      -0-         14,063            -0-         868,716
Licensing fees stockholder and affiliate                            -0-            -0-            -0-          57,260
General and administrative expenses                             105,597        134,107        292,979       2,779,013
Interest expense stockholder and affiliate                      110,197         99,827         90,943         669,733
                                                            -----------     ----------     ----------     -----------
                                         Total Expenses         215,794        247,997        383,922       4,374,722
                                                            -----------     ----------     ----------     -----------
                                               Net loss      $ (215,794)    $ (247,997)    $ (383,922)    $(4,308,257)
                                                            -----------     ----------     ----------     -----------
NET LOSS PER COMMON SHARE                                    $   (0.003)    $   (0.003)    $   (0.005)    $    (0.054)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                           79,953,434     74,328,434     64,912,336      79,953,434
                                                            -----------     ----------     ----------     -----------



      See independent auditors' report and notes to financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                      Deficit
                                           Common                                   Accumulated
                                           Stock                       Additional     in the           Stock
                                         Number of                       Paid in   Developmental   Subscriptions
                                           Shares         Amounts        Capital       Stage         Receivable        Total
                                         ----------     ----------     ----------  ------------     -------------   ----------

Issuance in October 1987 to
   Principal Stockholder                   49,000,000     $ 4,900                                      $ (4,900)

Issuance in October 1987 for cash           3,000,000         300       $ 49,800                           (100)       $50,000

Issuance through initial public
   offering of 15,000,000 units in
   February 1988 for cash at $.05
   per unit, net of Issuance cost of
   $220,900                                15,000,000       1,500        527,600                                       529,100

Net Loss - 1988                                                                      $ (156,821)                      (156,821)

Exercise of Class A Warrants:

at $.045 per share                            312,588          31         14,035                                        14,066

at $.10 per share                              21,000           2          2,098                                         2,100

Costs relating to continuing
   registration of warrants                                              (29,532)                                      (29,532)

Reclassification of common stock             (333,588)        (33)       (16,133)                                      (16,166)

Net Loss - 1989                                                                        (362,922)                      (362,922)
                                          -----------   ---------      ---------    -----------       ---------      ---------
Balance, July 31, 1989                     67,000,000     $ 6,700       $547,868     $ (519,743)       $ (5,000)       $29,825
                                          ===========   =========      =========    ===========       =========      =========


      See independent auditors' report and notes to financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                      Deficit
                                               Common                               Accumulated
                                               Stock                  Additional      in the            Stock
                                             Number of                  Paid in    Developmental     Subscriptions
                                              Shares     Amounts        Capital        Stage          Receivable       Total
                                           ----------- ----------   -------------  -------------     -------------   ----------

Exercise of Class A Warrants:

at $.045 per share                          5,201,205       $ 520       $233,534                                     $ 234,054

at $.10 per share                             409,000          41         40,859                                        40,900

Exercise of Class B Warrants:

at $.15 per share                              25,000           3          3,747                                         3,750

Costs relating to continuing
   registration and solicitation of
   warrants                                                              (24,588)                                      (24,588)

Cash received for stock subscription                                                                      5,000          5,000

Reclassification of common stock           (5,635,205)       (564)      (278,140)                                     (278,704)

Charge for stock bonus                                                    40,000                                        40,000

Net Loss - 1990                                                                        (422,314)                      (422,314)
                                          -----------   ---------      ---------    -----------       ---------      ---------
Balance, July 31, 1990                     67,000,000     $ 6,700       $563,280     $ (942,057)          $ -0-      $(372,077)
                                          ===========   =========      =========    ===========       =========      =========



      See independent auditors' report and notes to financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                      Deficit
                                               Common                               Accumulated
                                               Stock                  Additional      in the            Stock
                                             Number of                  Paid in    Developmental     Subscriptions
                                              Shares     Amounts        Capital        Stage          Receivable       Total
                                           ----------- ----------   -------------  -------------     -------------   ----------

Sale of 3,297,000 shares
   through private placement

at $.08 per share                           3,297,000       $ 329       $244,871                                     $ 245,200

Exercise of Class A Warrants:

at $.10 per share                           3,152,472         315        314,933                                       315,248

Exercise of Class B Warrants:

at $.15 per share                              60,000           6          8,994                                         9,000

Costs relating to continuing
   registration of warrants                                              (80,607)                                      (80,607)

Reclassification of common stock           (3,212,472)       (321)      (323,927)                                     (324,248)

Net Loss - 1991                                                                        (354,727)                      (354,727)
                                          -----------   ---------      ---------    -----------       ---------      ---------
Balance, July 31, 1991                     70,297,000     $ 7,029       $727,544    $(1,296,784)          $ -0-      $(562,211)
                                          ===========   =========      =========    ===========       =========      =========


      See independent auditors' report and notes to financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                      Deficit
                                               Common                               Accumulated
                                               Stock                  Additional      in the
                                             Number of                  Paid in    Developmental
                                              Shares     Amounts        Capital        Stage          Total
                                           ----------- ----------   -------------  -------------    ----------



Exercise of Class A Warrants:

at $.10 per share                           3,779,425       $ 378      $ 377,565                      $ 377,943

Exercise of Class B Warrants:

at $.15 per share                               4,000           1            599                            600

Exercise of underwriters warrants              63,000           6          4,719                          4,725

Costs relating to:

Exercise of warrants                                                     (33,191)                       (33,191)

Registration of privately placed
   shares                                                                (55,496)                       (55,496)

Issuance for: Compensation at
   $.065 per share                             50,000           5          3,245                          3,250

Agency fee at $.10 per share                   25,000           2          2,498                          2,500

Claim settlement at $.085 per share             1,000           1             84                             85

Reclassification of common stock            9,181,265         918        618,200                        619,118

Charge for compensation                                                  180,900                        180,900

Net Loss - 1992                                                                        (606,508)       (606,508)
                                          -----------   ---------      ---------    -----------      ----------
Balance, July 31, 1992                     83,400,690     $ 8,340    $ 1,826,667   $ (1,903,292)      $ (68,285)
                                          ===========   =========    ===========   ============      ==========


      See independent auditors' report and notes to financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                      Deficit
                                               Common                               Accumulated
                                               Stock                  Additional      in the
                                             Number of                  Paid in    Developmental
                                              Shares     Amounts        Capital        Stage          Total
                                           ----------- ----------   -------------  -------------    ----------


Compensation at $.065 per share               100,000  $       10   $     6,490                    $    6,500

Exercise of Underwriters warrants at
   $.075 per share                            500,000          50        37,450                        37,500

Exercise of Class B Warrants at
   $.15 per share                              13,000           1         1,949                         1,950

Retirement of 8,970,300 shares of stock    (8,970,300)       (897)                                       (897)

Net loss for 1993                                                                     470,621)       (470,621)
                                          -----------   ---------      ---------    -----------    ----------

Balance, July 31, 1993                     75,043,390  $    7,504   $ 1,872,556   $ (2,373,913)    $ (493,853)
                                          ===========   =========    ===========   ============    ==========


                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                           Deficit
                                             Common                                      Accumulated
                                              Stock                       Additional        in the
                                            Number of                       Paid in     Developmental
                                             Shares           Amounts       Capital         Stage           Total
                                            ---------       ----------    ----------    -------------     ---------
               ISSUANCE FOR:
               -------------
Prior period adjustment                                                                   $ 369,329      $ 369,329

Net loss for 1994                                                                          (342,783)      (342,783)
                                           ----------       --------    -----------    ------------    ------------
Balance, July 31, 1994                     75,043,390        $ 7,504    $ 1,872,556    $ (2,347,367)    $ (467,307)
                                           ==========       ========    ===========    ============    ============
Issuance for: Compensation at $.015
   per share                                2,000,000            200         29,800                         30,000

Net loss for 1995                                                                          (354,155)      (354,155)
                                           ----------       --------    -----------    ------------    ------------
Balance, July 31, 1995                     77,043,390        $ 7,704    $ 1,902,356    $ (2,701,522)    $ (791,462)
                                           ==========       ========    ===========    ============    ============

Issuance for services                       2,000,000            200        262,814                        263,014

Issuance for services                         340,000             34          6,766                          6,800

Private placement                           8,182,833            818                                           818

Retired shares                             (2,055,556)          (205)       (92,294)                       (92,499)

Net loss for 1996                                                                          (275,551)      (275,551)
                                           ----------       --------    -----------    ------------    ------------
Balance, July 31, 1996                     85,510,667        $ 8,551    $ 2,079,642    $ (2,977,073)    $ (888,880)
                                           ==========       ========    ===========    ============    ============

Video fee                                     200,000           $ 20        $ 1,980           $ -0-        $ 2,000

Legal fees                                  2,548,867            254         37,979                         38,233

Retirement                                 (2,548,867)          (254)                                         (254)

Net loss for 1997                                                                          (170,924)      (170,924)
                                           ----------       --------    -----------    ------------    ------------
Balance, July 31, 1997                     85,710,667        $ 8,571    $ 2,119,601    $ (3,147,997)   $(1,019,825)
                                           ==========       ========    ===========    ============    ============
Retired                                   (24,757,233)        (2,475)                                       (2,475)

Net loss for 1998                                                                           (96,900)       (96,900)
                                           ----------       --------    -----------    ------------    ------------
Balance, July 31, 1998                     60,953,434        $ 6,096    $ 2,119,601    $ (3,244,897)   $(1,119,200)
                                           ==========       ========    ===========    ============    ============



      See independent auditors' report and notes to financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                           Deficit
                                             Common                                      Accumulated
                                              Stock                       Additional        in the
                                            Number of                       Paid in     Developmental
                                             Shares           Amounts       Capital         Stage           Total
                                            ---------       ----------    ----------    -------------    ---------
               ISSUANCE FOR:
               -------------

Issuance for services                       2,500,000          $ 250       $ 49,750           $ -0-       $ 50,000

Net loss for 1999                                                                          (210,594)      (210,594)
                                           ----------       --------    -----------    ------------    -----------

Balance, July 31, 1999                      2,500,000        $ 6,346    $ 2,169,351    $ (3,455,491)   $(1,279,794)
                                           ==========       ========    ===========    ============    ===========
Net loss for 2000                                                                            (5,053)        (5,053)
                                           ----------       --------    -----------    ------------    -----------
Balance, July 31, 2000                      2,500,000        $ 6,346    $ 2,169,351    $ (3,460,544)   $(1,284,847)
                                           ==========       ========    ===========    ============    ===========

Issuance for services                       3,250,000            325        147,175                        147,500

Issuance for services                       2,000,000            200         99,800                        100,000

Net loss for 2001                                                                          (383,922)      (383,922)
                                           ----------       --------    -----------    ------------    -----------
Balance, July 31, 2001                     68,703,434        $ 6,871    $ 2,416,326    $ (3,844,466)   $(1,421,269)
                                           ==========       ========    ===========    ============    ===========

Issuance for debt                          10,000,000          1,000         74,000                         75,000

Issuance for services                       1,250,000            125         51,125                         51,250

Net loss for 2002                                                                          (247,997)      (247,997)
                                           ----------       --------    -----------    ------------    -----------
Balance, July 31, 2002                     79,953,434        $ 7,996    $ 2,541,451    $ (4,092,463)   $(1,543,016)
                                           ==========       ========    ===========    ============    ===========

Net loss for 2003                                                                          (215,794)      (215,794)
                                           ----------       --------    -----------    ------------    -----------
Balance, July 31, 2003                     79,953,434        $ 7,996    $ 2,541,451    $ (4,308,257)   $(1,758,810)
                                           ==========       ========    ===========    ============    ===========





      See independent auditors' report and notes to financial statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                                                 Cumulative
                                                                                                               Amounts From
                                                                         2003          2002          2001        Inception
                                                                      ----------     ---------     ---------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                         $ (215,794)     $(247,997)    $(383,922)   $ (4,308,257)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
    Depreciation and amortization                                         8,332          8,333        10,175         210,492
    Expenses paid through issuance of
      common stock by:
      Company                                                               -0-         51,250       247,500         523,785
      Principal stockholder                                                 -0-            -0-           -0-         220,900
    Changes in operating assets and liabilities:
      Loans Receivable                                                      -0-            -0-        (2,000)         (2,000)
      Accounts payable and accrued expenses                               3,762         27,806       (69,973)        277,160
                                                                      ---------      ---------     ----------    -----------
                          Net Cash Used by Operating Activities        (203,700)      (160,608)     (198,220)     (3,077,920)
                                                                      ---------      ---------     ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of fixed assets                                             -0-            -0-           -0-        (260,497)
                                                                      ---------      ---------     ----------    -----------
                          Net Cash Used by Investing Activities             -0-            -0-           -0-        (260,497)
                                                                      ---------      ---------     ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable - stockholder                           211,588        158,702       190,694       1,668,576
    Payments to notes payable - stockholder                                 -0-        (75,000)          -0-        (126,667)
    Proceeds from issuance of common stock                                  -0-         75,000           -0-       1,804,760
                                                                      ---------      ---------     ----------    -----------

                      Net Cash Provided by Financing Activities         211,588        158,702       190,694       3,346,669
                                                                      ---------      ---------     ----------    -----------
Net Increase (Decrease) in Cash  7,888ash equivalants                    (1,906)        (7,526)         8,252

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              364          2,270         9,796             -0-
                                                                      ---------      ---------     ----------    -----------
                       Cash and Cash Equivalents at End of Year         $ 8,252          $ 364       $ 2,270         $ 8,252
                                                                      =========      =========     ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest                                  -0-            -0-            -0-         32,420




      See independent auditors' report and notes to financial statementsw

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2003 and 2002

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

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees; and research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning fuel gas and certain air pollutants and contaminants from building air, as well as other industrial uses. The proprietary cleaning solution, for which we have been granted trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe product during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. The Company does not intend to continue its research and development efforts with respect to its rotary engine during the next 12-month period, unless it is able to raise the funds necessary to conduct such research, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of July 31, 2003, the Company had not been able to commercially utilize its engine technology or cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,758,810 as of July 31, 2003 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 2003. The limited amount of liquid resources available at July 31, 2003, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to July 31, 2003. However, management believes that, the net liquid assets available at July 31, 2003 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to July 31, 2003 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe technology and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2004, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2003 and 2002

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

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:


                                                                 July 31,                   Estimated
                                                     --------------------------------
                                                          2003               2002         Useful Lives
                                                     ---------------  ---------------   --------------

         Furniture                                   $         2,098  $         2,098            7 years
         Equipment                                           129,451          129,451            5 years
         Leasehold improvements                                3,947            3,947            3 years
         Patent                                              125,000          125,000           15 years
                                                     ---------------  ---------------
                                                             260,496          260,496
         Less accumulated depreciation                       210,492          202,160
                                                     ---------------  ---------------

                                                     $        50,004  $        58,336
                                                     ===============  ===============



Depreciation expense totaled $8,332 and $8,333 for the years ended July 31, 2003 and 2002, respectively.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2003 and 2002

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                  July 31,
                                           2003               2002
                                      ---------------  ---------------

         Professional fees            $        18,832  $        24,919
         Other                                    -0-              521
                                      ---------------  ---------------
                                      $        18,832  $        25,440
                                      ===============  ===============

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

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2003 and 2002

NOTE 5 - NOTES PAYABLE - STOCKHOLDER (continued)


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

Effective August 1, 2001, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 2000 Note. The new note in the amount of $1,337,552 bore interest at 7.5% per annum, matured on August 31, 2002 and carried a conversion feature of one share for each $0.0075 of debt converted. As of July 31, 2002, the note balance decreased to $1,330,321. Additional funds were loaned to the Company by Mr. Campo in the amount of $67,769 but he converted $75,000 of debt into equity.

Effective August 1, 2002, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 2001 Note. The new note in the amount of $1,430,148 bore interest at 7.5% per annum, matured on August 31, 2003 and carried a conversion feature of one share for each $0.0075 of debt converted. As of July 31, 2003, the note balance increased to $1,541,909 as additional funds were loaned to the Company by Mr. Campo.

The Company has defaulted on its principal payment due August 1, 2003 and its quarterly interest payments due on November 1, 2000, February 1, 2001, May 1, 2001, August 1, 2002, November 1, 2002, February 1, 2003, and May 1, 2003. As of
July 31, 2003, a total of $110,197 in unpaid interest is owed to Mr. Campo under the August 1, 2002 note. Since the Company does not have any revenues, it is doubtful that the Company will be able to pay any interest or principal amounts due under the August 1, 2002 note until such time as it has operating revenues or raises funds from an independent source, both of which events may not occur at any time. In addition to the right of converting amounts due under the note into common stock, as described above, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable. It is not anticipated that any amounts under the note will be repaid within the next year.

Accordingly, the balances of the restructured obligations were classified as long-term debt at July 31, 2003 and 2002.

Subsequent to the fiscal year-end and effective August 1, 2003, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 2002 Note. The new note in the amount of $1,652,106 bears interest at 7.5% per annum and matures on August 1, 2004. This note also carries the conversion feature of one share for each $0.0075 of debt converted, limited to 90,000,000 shares.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2003 and 2002


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

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             July 31, 2003 and 2002



NOTE 7 - INCOME TAXES

At July 31, 2003, the Company had net operating loss carry forwards of approximately $3,750,000 available to reduce future Federal taxable income, and tax credits of approximately $59,991 available to offset future Federal income tax, that expire from 2004 through 2008.

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $5,000 for the fiscal year ended July 31, 2003.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to the end of the year the Company has entered into a Technology Assignment Agreement to assign all rights for the production of photo galvanic hydrogen technology ("PHG Technology"). The PHG Technology would produce hydrogen from sunlight to be used as fuel to meet stationary mobile electronic power requirements. Due to the Company's limited working capital, consideration for these rights are a right of first refusal to perform all consulting services derived from contracts or grants entered between the Company and third parties relating to the development of the PHG Technology. The Company also agreed to reimburse the Inventors up to $5,000 for their out-of-pocket expenses incurred for materials and supplies to build the PHG Technology. Pursuant to the Technology Assignment Agreement, the investors executed an Assignment of Invention and Patent Right agreement, under which the Investors assigned their patent rights in the PHG Technology to the Company. By separate agreement the Inventors have agreed to assist the Company in obtaining the patent and grants for research and development of the PHG Technology. In exchange for these services the Inventors will receive 100,000 shares of common stock upon the grant of the patent and 100,000 shares of common stock upon grants or contracts resulting in at least $250,000 of revenue.

NOTE 9 - RECLASSIFICATIONS

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.


Hauppauge, NY
October 16, 2003

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


                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                    -------------------------------------
                                    (Registrant)


                                    By:  /s/ DWIGHT FOSTER
                                    ----------------------
                                    Dwight Foster
                                    Chief Executive Officer

                                    Dated: October 27, 2003


                                    By:  /s/ ANTHONY S. CAMPO
                                    -------------------------
                                    Anthony S. Campo
                                    Executive Vice President Secretary
                                    and Treasurer
                                    (Chief Financial Officer)

                                    Dated: October 27, 2003


         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     /s/ ANTHONY CAMPO
                                    -----------------------
                                    Anthony S. Campo,
                                    Chairman of the Board

                                     /s/ DWIGHT FOSTER
                                    -----------------------
                                    Dwight Foster, Director


                                     /s/ FRANK PECORELLA
                                    -----------------------
                                    Frank Pecorella, Director


                                    Dated:  October 27, 2003


                                List of Exhibits


Exhibit No.             Exhibit                                                   Page No.

(3)  (a)  Articles of Incorporation and Bylaws                                        (1)

     (b)  Amended and Restated Bylaws                                                 (2)


(10)     Material contracts

     (a)  Promissory Note dated August 1, 1998 from the Company to Mr. Anthony
          S. Campo.                                                                   (3)

     (b)  Amendment dated March 15, 2000 to Company's Promissory Note dated
          August 1, 1998.                                                             (2)

     (c)  Promissory Note dated August 1, 2000 from the Company to Mr. Anthony
          Campo.                                                                      (3)

     (d)  Promissory Note dated August 1, 2001 from the Company to Mr. Anthony
          Campo.                                                                      (4)

     (e)  Option Agreement between the Company and Dwight Foster covering grant
          of option on April 11, 2002.                                                (5)

     (f)  Consulting Agreement dated as of April 11, 2002 between the Company
          and Robert Van Dine.                                                        (5)

     (g)  Consulting Agreement dated as of April 11, 2002 between the Company
          and Newell Dimen.                                                           (5)

     (h)  Assignment dated March 13, 2002 from Robert Van Dine to the Company covering Robert Van Dine's rights under provisional patent application
          no. 60/313,087 relating to process of employing proprietary cleaning
          solution to the treatment of flue gases.                                    (5)

     (i)  Technology Development Consulting Agreement dated as of June 1, 2002
          between the Company and George H. Johnson and William L. Johnson            (6)

     (j)  Technology Assignment Agreement dated as of October 2, 2003 between
          the Company and George H. Johnson and William L. Johnson                    (6)




     (k)  Assignment of Invention & Patent Rights dated  October 2, 2003 from         (6)
          George H. Johnson and William L. Johnson to the Company

     (l)  Consulting Agreement dated as of October 2, 2003  between the
          Company and William L. Johnson                                              (6)

     (m)  Consulting Agreement dated as of October 2, 2003  between the
          Company and George H. Johnson                                               (6)

     (n)  Promissory Note dated August 1, 2003 from the Company to Mr. Anthony
          Campo

(23) (a)  Consent of Albrecht, Viggiano, Zureck & Company, P.C.


(31) (a)  Certification of Chief Executive Officer in accordance with 18 U.S.C.
          Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of
          2002

     (b)  Certification of Principal Financial Officer in accordance with 18
          U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley
          Act of 2002


(32) (a)  Certification of Chief Executive Officer in accordance with 18 U.S.C.
          Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of
          2002

     (b)  Certification of Principal Financial Officer in accordance with 18
          U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley
          Act of 2002


     (1)  Filed with the registrant's Registration Statement on Form S-18 dated
          December 9, 1987 (Registration No. 33-19048-NY) and Amendment Nos. 2 and 3 thereto dated February 17, 1988 and February 22, 1988, respectively, and incorporated herein by reference.

     (2) Filed with the registrant's Registration Statement on Form SB-2 dated April 20, 2000 (amending its Form S-18 Registration Statement) and incorporated herein by reference.


     (3) Filed with the registrant's Annual Report on Form 10-KSB for the year ended July 31, 1998 and incorporated herein by reference.


     (4) Filed with the registrant's Annual Report on Form 10-KSB for the year ended July 31, 2000 and incorporated herein by reference.


     (5) Filed with the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2002 and incorporated herein by reference.


     (6) Filed with the registrant's Report on Form 8-K dated October 2, 2003 and incorporated herein by reference.