Form 10QSB
period 2003-10-31
MURRAY UNITED DEVELOPMENT CORP
filed 2003-12-19
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2003

                                       or

 / / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    --------------------

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                    22-2856171
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

   P.O. Box 224, Landing, New Jersey                           07850
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (908)  979-3025
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
Yes    x          No
    --------        --------

(2) Has been subject to such filing requirements for the past 90 days.

Yes      X            No
    ----------           --------

79,953,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of December 17, 2003.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB



                          PART I FINANCIAL INFORMATION


  Item Number                                                              Page

  Item 1.             Financial Statements

                            Balance Sheets                                   2

                            Statements of Operations                         4

                            Statements of Stockholders' Deficiency           5

                            Statements of Cash Flow                          6

                            Notes to Financial Statements                    8

  Item 2.             Management's Discussion and Analysis
                      Or Plan of Operation                                   10



                      PART II OTHER INFORMATION

  Items 1- 6.                                                                17

  Signatures                                                                 19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS



                                               October 31, 2003            July 31, 2003
                                               ----------------            -------------
Current assets


Cash & cash equivalents                               $ 1,147                    $ 8,252
Loan Receivable                                         2,000                      2,000
                                                  -----------                -----------
Total current assets                                  $ 3,147                   $ 10,252


Furniture & equipment, at
cost,net of accumulated
depreciation                                           47,921                     50,004
                                                  -----------                -----------

Total Assets                                         $ 51,068                   $ 60,256
                                                  ===========                ===========



    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                           October 31, 2003            July 31, 2003
                                                                           ----------------            -------------

Current liabilities:
     Accounts payable and Accrued Expenses                                            $ 24,782                 $ 18,832

                                                                        -----------------------      -------------------

    Total current liabilities                                                           24,782                   18,832

Other liabilities:
     Accrued Interest Payable                                                           31,040                  110,197
     Notes payable-other stockholder                                                 1,666,606                1,541,909
     Accrued Compensation                                                              148,128                  148,128
                                                                        -----------------------      -------------------

    Total other liabilities                                                          1,845,774                1,800,234
                                                                        -----------------------      -------------------

    Total liabilities                                                                1,870,556                1,819,066
                                                                        -----------------------      -------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     79,953,434 shares and  79,953,434                                                   7,996                    7,996
Additional paid-in capital                                                           2,541,451                2,541,451
Deficit accumulated in the development stage                                        (4,368,935)              (4,308,257)
                                                                        -----------------------      -------------------

     Total stockholders' deficiency                                                 (1,819,488)              (1,758,810)
                                                                        -----------------------      -------------------

     Total Liabilities and Stockholders' Deficiency                                   $ 51,068                 $ 60,256
                                                                        =======================      ===================




     The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)



                                                                                            CUMULATIVE
                                                                                             AMOUNTS
                                                                                              FROM
                                             2003                 2002                      INCEPTION
                                       -----------------     ----------------         --------------------

Income
Interest income                                     $ -                  $ -                     $ 66,465
                                       -----------------     ----------------         --------------------

Total Income                                          -                    -                       66,465

Expenses
Research and Development costs                        -                    -                      868,716
Licensing fees-stockholder and
affiliate                                             -                    -                       57,260
General and administrative expenses              29,637               48,591                    2,808,650
Interest expense-stockholder
and affiliate                                    31,041               27,009                      700,774
                                       -----------------     ----------------         --------------------
Total Expenses                                  (60,678)             (75,600)                  (4,435,400)
                                       -----------------     ----------------         --------------------

Net loss                                      $ (60,678)           $ (75,600)                $ (4,368,935)
                                       -----------------     ----------------         --------------------

Net loss per common share               $          (nil)      $         (nil)

Weighted average number of
common shares outstanding                    79,953,434           79,953,434                   79,953,434
                                       -----------------     ----------------         --------------------




     The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
         THREE MONTHS ENDED OCTOBER 31, 2003 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)


                                                                                                   Deficit
                                          Common                                                 Acumulated
                                           Stock                          Additional                 the
                                          Number of                        Paid in               Developmental
                                           Shares            Amounts        Capital                  Stage                Total
                                        -----------         --------       --------              -------------            -----

Balance July 31, 2003                    79,534,434          $ 7,996       $ 2,541,451           $ (4,308,257)        $(1,758,810)
Net loss for the three months
ended 10/31/2003                                                                                      (60,678)            (60,678)
                                      --------------      -----------      ------------         --------------       -------------

                                         79,534,434          $ 7,996       $ 2,541,451           $ (4,368,935)        $(1,819,488)
                                      --------------      -----------      ------------         --------------       -------------










    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)



                                                                                                   Cumulative
                                                                2003             2002            from Inception
                                                           --------------   --------------       --------------
Operating activities:
Net Loss                                                      $ (60,678)       $ (75,600)        $ (4,368,935)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciaiton and Amortization                                     2,083            2,083              212,575
Expenses paid through issuance of common stock by:
    Company                                                           -                -              523,785
    Principal Stockholder                                             -                -              220,900
Changes in operating assets and liabilities:
    Loan Receivable                                                                                    (2,000)
    Accounts Payable  Accrued Expenses                          (73,207)         (63,474)             203,953
                                                               ---------        ---------          ----------
Net cash used in operating activities                          (131,802)        (136,991)          (3,209,722)
                                                               ---------        ---------          ----------

Investing Activities:
    Purchase of furniture and  equipment                              -                -             (260,497)
                                                               ---------        ---------          ----------
Net cash provided by (used in) investing activities                   -                -             (260,497)
                                                               ---------        ---------          ----------

Financing activities:
    Note payable to stock holder: Proceeds                     $124,697         $138,149           $1,793,273
    Principal payments                                                -                -             (126,667)
    Proceeds from the issuance of common stock (net)                  -                -            1,804,760
                                                               ---------        ---------          ----------
Net cash provided by financing activities                       124,697          138,149            3,471,366
                                                               ---------        ---------          ----------
Net increase (decrease) in cash and cash equivalents             (7,105)           1,158                1,147
Cash and cash equivalents, beginning of period                    8,252              364                    -
                                                               ---------        ---------          ----------
Cash and cash equivalents, end of period                        $ 1,147         $  1,522           $    1,147
                                                               ---------        ---------          ----------
 Supplemental disclosure of cash flow data:
  Interest Paid                                                 $     -         $      -           $   32,420
                                                               ---------        ---------          ----------


                      Murray United Development Corporation
                          NOTES TO FINANCIAL STATEMENTS
                            October 31, 2003 and 2002


NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of October 31, 2003 and its results of operations and cash flows for the three months ended October 31, 2003. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2003 Form 10-KSB.

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees; research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning flue gas and certain air pollutants and contaminants from building air, as well as other industrial uses; and research and development relating to production of hydrogen for use in hydrogen fuel cells. The proprietary cleaning solution, for which we have been granted trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe and hydrogen producing technologies during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. The Company does not intend to continue its research and development efforts with respect to its rotary engine during the next 12-month period unless it is able to raise the funds necessary to conduct such research, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 2003, the Company had not been able to commercially utilize its engine technology or cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,819,488 as of October 31, 2003 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2003. The limited amount of liquid resources available at October 31, 2003, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to October 31, 2003. However, management believes that, the net liquid assets available at October 31, 2003 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to October 31, 2003 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2005, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the July 31, 2003 Form 10-KSB

NOTE 4 - STOCKHOLDER'S EQUITY:

         Information as to stockholders' equity is set forth in the financial statements in the July 31, 2003 Form 10-KSB.


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


RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through October 31, 2003 of $4,368,935. Our revenues from our inception on October 13, 1987 through October 31, 2003 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended October 31, 2003 and October 2002 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $868,716. Research and development costs were $0 in the quarters ended October 31, 2003 and October 31,2002. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,808,650. General and administrative expenses decreased to $29,637 in the quarter ending October 31,2003 from $48,591 in the quarter ending October 31,2002, or a 39% decrease. Decreased general and administrative expenses can be attributed to decreased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees of $0 during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $700,774 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $31,041 in the quarter ending October 31,2003 from $27,009 in the quarter ending October 31,2002, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $60,678 in the period ended October 31, 2003 decreased by $6,422, or 10%, over the net loss of October 31, 2002. Decreases in general and administrative costs caused the overall decrease.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2003, we had cash and short-term investments totaling $1,147(compared to liquid assets of $8,252 at July 31, 2003), a working capital decrease of $7,105 (compared with a working capital increase of $7,888 at July 31, 2003) and a total stockholders' deficiency of $1,819,488 (compared to a deficiency of $1,758,810 at July 31, 2003). The stockholders' deficiency increased due to the net loss of $60,678 incurred in the first quarter ended October 31, 2003.

At October 31, 2003, we had current liabilities in excess of current assets of $21,635. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at October 31, 2003 as well as July 31, 2003 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2003. Cash flows used by operating activities were $131,802 and $136,991 in the quarters ended October 31,2003 and October 31,2002, respectively. The limited amount of liquid resources available at October 31, 2003,and our inability to generate operating revenues and cash flows ,raise substantial doubts about our ability to continue as a going concern.


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


ROTORCAM ENGINE

         We do not expect to further develop the Rotorcam Engine during the next 12-month period. We have been advised by Southwest Research Institute that it will take up to 4 years and $3 million in order to develop the Rotorcam Engine for commercial sale. We therefore first intend to use any funds that may become available to further develop our Klenz-Safe and PGH technologies, which we believe have the potential to generate operating revenues much earlier than the Rotorcam Engine. We will, however, continue to evaluate possible commercialization of the Rotorcam Engine in light of future facts and circumstances.

ITEM 3.  CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds- None

Item 3.  Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2003, in the amount of $1,652,106, which consolidated amounts we owed to Mr. Campo under our prior notes. The August 1, 2003 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2004.

We have defaulted on our quarterly interest payment due on November 1,2003. As of October 31, 2003, a total of $31,041 in unpaid interest was owed to Mr. Campo under the August 1, 2003 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2003 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2003 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information-None


Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits

         (31) (a) Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

                  (b) Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

         (32) (a) Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

         (B) Reports on Form 8-K

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

                         MURRAY UNITED DEVELOPMENT CORPORATION
                         -------------------------------------
                                      (Registrant)


                         By:     /s/  Dwight Foster
                                 ----------------------
                                 Dwight Foster
                                 Chief Executive Officer

                         Dated:  December 19, 2003


                         By:     /s/  Anthony S. Campo
                                      Anthony S. Campo, Executive Vice President
                                      Secretary and Treasurer
                                      Chief Financial Officer

                         Dated:  December 19, 2003


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                        / s /  Anthony S. Campo
                                                        -----------------------
                                                              Anthony S. Campo,
                                                          Chairman of the Board


                                                           / s /  Dwight Foster
                                                        Dwight Foster, Director


                                                         / s /  Frank Pecorella
                                                      Frank Pecorella, Director


                                                       Dated:  December 19, 2003