Form 10QSB
period 2004-04-30
MURRAY UNITED DEVELOPMENT CORP
filed 2004-06-14
CIK 826444

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended April 30, 2004

                                       or

  / / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

  For the transition period from_______________to

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

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):
Yes  /x/          No  / /


(2) Has been subject to such filing requirements for the past 90 days.
Yes  /x/          No  / /

80,153,434 shares of the registrant's Common Stock ,$.0001 par value per share, were outstanding as of June 9, 2004 .

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB

                          PART 1 FINANCIAL INFORMATION

    Item Number                                                          Page

    Item 1.             Financial Statements

                        Balance Sheets                                   3,4

                        Statements of Operations                         5,6

                        Statements of Stockholders' Deficiency           7

                        Statements of Cash Flow                          8

                        Notes to Financial Statements                    9

    Item 2.             Management's Discussion and Analysis
                        Or Plan of Operation                             11

    Item 3.             Control and Procedures                           17


                            PART II OTHER INFORMATION

    Items 1- 6.                                                          18

    Signatures                                                           20

    Certifications

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS



                                            APRIL 30,2004               JULY 31, 2003
                                         ---------------------      ----------------------

Current assets

Cash & cash equivalents                               $ 2,590                     $ 8,252
Loans Receivable                                        2,000                       2,000
                                         ---------------------      ----------------------

Total current assets                                  $ 4,590                    $ 10,252


Furniture & equipment, at
cost, net of accumulated
depreciation                                           43,754                      50,004
                                         ---------------------      ----------------------

Total Assets                                         $ 48,344                    $ 60,256
                                         =====================      ======================




    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                            APRIL 30, 2004               JULY 31, 2003
                                                                        -----------------------      --------------------
Current liabilities:
     Accounts payable and Accrued Expenses                                             $ 8,241                  $ 18,832
                                                                        -----------------------      --------------------


    Total current liabilities                                                            8,241                    18,832

Other liabilities:
     Accrued Interest Payable                                                           94,744                   110,197
     Notes payable-other stockholder                                                 1,736,606                 1,541,909
     Accrued Compensation                                                              148,128                   148,128
                                                                        -----------------------      --------------------

    Total other liabilities                                                          1,979,478                 1,800,234
                                                                        -----------------------      --------------------

    Total liabilities                                                                1,987,719                 1,819,066
                                                                        -----------------------      --------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     80,153,434 shares and 79,953,434                                                    8,016                     7,996
Additional paid-in capital                                                           2,547,431                 2,541,451
Deficit accumulated in the development stage                                        (4,494,822)               (4,308,257)
                                                                        -----------------------      --------------------

     Total stockholders' deficiency                                                 (1,939,375)               (1,758,810)
                                                                        -----------------------      --------------------

     Total Liabilities and Stockholders' Deficiency                                   $ 48,344                  $ 60,256
                                                                        =======================      ====================




    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development stage)
                            STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED APRIL 30, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)


                                                                                       CUMULATIVE
                                                                                         AMOUNTS
                                                                                          FROM
                                             2004               2003                    INCEPTION
                                       -----------------   ----------------         --------------------
Income
Interest income                                     $ -                $ -                     $ 66,465
                                       -----------------   ----------------         --------------------

Total Income                                          -                  -                       66,465

Expenses
Research and Development costs                        -                  -                      868,716
Licensing fees-stockholder and
affiliate                                             -                  -                       57,260
General and administrative
expenses                                         91,821             72,387                    2,870,834
Interest expense-stockholder and
affiliate                                        94,744             82,313                      764,477
                                       -----------------   ----------------         --------------------
Total Expenses                                 (186,565)          (154,700)                  (4,561,287)
                                       -----------------   ----------------         --------------------

Net loss                                     $ (186,565)        $ (154,700)                $ (4,494,822)
                                       -----------------   ----------------         --------------------

Net loss per common share                    $     (nil)        $     (nil)                      (0.056)

Weighted average number of
common shares outstanding                    80,042,079         79,953,434                   80,153,434
                                       -----------------   ----------------         --------------------



    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED APRIL 30, 2004 AND 2003
                                   (UNAUDITED)




                                                                      2004               2003
                                                                     ------             ------
Interest income                                                    $       -          $       -
Research and Development costs
Licensing fees- stockholder and affiliate                                  -                  -
General and administrative expenses                                   33,740              6,947
Interest expense- stockholder and affiliate                           32,099             27,727
                                                                  ------------------------------
Total                                                                (65,839)           (34,674)
                                                                  ------------------------------

Net loss                                                           $ (65,839)         $ (34,674)
                                                                  ------------------------------

Net loss per common share                                          $    (nil)         $    (nil)




    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      NINE MONTHS ENDED APRIL 30, 2004 AND CUMULATIVE AMOUNTS FROM OCTOBER
                          13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)

                                                                                                 DEFICIT
                                        COMMON                                                ACUUMULATED IN
                                      STOCK NUMBER                        ADDITIONAL        THE DEVELOPMENTAL
                                        OF SHARES        AMOUNTS       PAID IN CAPITAL            STAGE                  TOTAL
                                   ----------------- ----------------  ----------------   --------------------    ------------------
Balance July 31, 2003                    79,953,434          $ 7,996       $ 2,541,451             (4,308,257)          $(1,758,810)
Expenses paid issuance of
stock December 30, 2003                     200,000               20             5,980


Net loss for the nine months
ended April 30, 2004                                                          (186,565)
                                   ----------------- ----------------  ----------------   --------------------    ------------------
Balance as of April 30,2004              80,153,434            8,016         2,547,431             (4,494,822)           (1,939,375)
                                   ================= ================  ================   ====================    ==================




    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED APRIL 30, 2004 AND 2003
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)



                                                                                         CUMULATIVE
                                                           2004          2003          FROM INCEPTION
                                                        ----------------------------------------------
Operating activities:

Net Loss                                                 (186,565)     (154,700)         (4,494,822)
Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation & Amortization                                 6,249         6,249             216,740
Expenses paid through issuance of common stock by:

    Company                                                 6,000                           529,785

    Principal Stockholder                                                                   220,900
Changes in operating assets and
liabilities:

Loans Receivable                                                                             (2,000)

 Accounts Payable and  Accrued Expenses                   (26,044)       (6,698)            251,113
                                                        --------------------------------------------

Net cash used in operating activities                    (200,360)     (155,149)         (3,278,284)
                                                        --------------------------------------------

Investing Activities:

    Purchase of furniture and  equipment                                                   (260,497)
                                                        --------------------------------------------

Net cash provided by (used in) investing activities                                        (260,497)
                                                        --------------------------------------------

Financing activities:

    Note payable to stock holder: Proceeds               $194,698      $155,149        $  1,863,268

    Principal payments                                                                     (126,667)

     Proceeds from the issuance of common stock(net)                                      1,804,760
                                                        --------------------------------------------
Net cash provided by financing activities                 194,698       155,149           3,541,361

                                                        --------------------------------------------
Net increase (decrease) in cash and cash equivalents       (5,662)            -                   -

Cash and cash equivalents, beginning of period              8,252           364                   -
                                                        --------------------------------------------
Cash and cash equivalents, end of period                $   2,590     $     364         $     2,590
                                                        --------------------------------------------
Supplemental disclosure of cash flow data:

  Interest Paid                                                                         $    32,420
                                                        --------------------------------------------


                      Murray United Development Corporation
                          NOTES TO FINANCIAL STATEMENTS
                               April 2004 and 2003

NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position as of April 30, 2004 and its results of operations and cash flows for the nine months ended April 30, 2004. These unaudited condensed financial statements should be read in conjunction with the financial statements and other information in the July 31, 2003 Form 10-KSB.

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees; research relating to the ability of a proprietary cleaning solution, which, if commercially marketable, will be licensed to the Company, to remove air pollutants from coal burning flue gas and certain air pollutants and contaminants from building air, as well as other industrial uses, and research and development relating to the production of hydrogen for use in hydrogen fuel cells. The proprietary cleaning solution, for which we have been granted trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe product and hydrogen producing technologies during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. The Company does not intend to continue its research and development efforts with respect to its rotary engine during the next 12-month period unless it is able to raise the funds necessary to conduct such research, as to which there are substantial doubts.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of April 30, 2004, the Company had not been able to commercially utilize its engine, cleaning solution or hydrogen technologies to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,939,375 as of April 30, 2004 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2004. The limited amount of liquid resources available at April 30, 2004, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to April 30, 2004. However, management believes that, the net liquid assets available at April 30, 2004 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to April 30, 2004 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2005, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through April 30, 2004 of $4,494,822. Our revenues from our inception on October 13, 1987 through April 30, 2004 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended April 30, 2004 and April 30, 2003 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $868,716. There were no research and development costs in the periods ended April 30, 2004 and April 30, 2003. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,870,834. General and administrative expenses increased to $91,821 in the period ending April 30, 2004 from $72,387 in the period ending April 30, 2003, or an 26.8% increase.

Increased general and administrative expenses can be attributed to increased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period ended April 30, 2004, and, cumulatively, $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $764,477 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $94,744 in the period ending April 30, 2004 from $82,313 in the quarter ending April 30, 2003, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $186,565 in the period ended April 30, 2004 increased by $31,865, or 20%, over the net loss of $154,700 in April 30, 2003. Increases in legal fees, research costs and interest expense caused the overall increase.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2004, we had cash and short-term investments totaling $2,590 (compared to liquid assets of $8,252 at July 31, 2003), a working capital decrease of $5,662 (compared with a working capital increase of $7,888 at July 31, 2003) and a total stockholders' deficiency of $1,939,375 (compared to a deficiency of $1,758,810 at July 31, 2003). The stockholders' deficiency increased due to the net loss of $186,565 incurred in the nine months ended April 30, 2004.

At April 30, 2004, we had current liabilities in excess of current assets of $3,651. We have not been able to commercially utilize our engine, Klenz-Safe or hydrogen technologies to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at April 30, 2004 as well as July 31, 2003 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2004. Cash flows used by operating activities were $200,360 and $155,149 in the periods ended April 30, 2004 and April 30, 2003, respectively. The limited amount of liquid resources available at April 30, 2004, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

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

         We have requested Penn State Energy Institute to submit to us a proposal for it to conduct a pilot study of Klenz-Safe's effectiveness in eliminating or reducing sulfur and other contaminants in a working coal burning smoke stack. Assuming an acceptable proposal is received, funding for the pilot study is expected to be provided by our Chairman. There are no assurances that the Company will accept the Institute's proposal or that, even if such tests are conducted, they will be successful. However, if the tests are successfully conducted, we intend to seek distribution partners to assist us in marketing and selling the Klenz-Safe product to the coal burning utility market.

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

         In June 2002, we entered into an oral agreement with George Johnson and William L. Johnson (the "Inventors") to develop a method and apparatus for production of photo galvanic hydrogen (the "PGH Technology") and to prepare and file a provisional patent application (the "Provisional Patent Application") relating thereto in the U.S. Patent and Trademark Office ("PTO"). The Inventors further agreed that, upon filing of the Provisional Patent Application, they would negotiate with the Company for an assignment of all of their interest in the PGH Technology and the Provisional Patent Application to the Company. In consideration for the Inventors' services, the Company agreed to issue to each of the Inventors 100,000 shares of the Company's Common Stock and to register such shares with the Securities and Exchange Commission. The Company subsequently formalized the oral agreement with the Inventors by a written agreement dated as of June 1, 2002. In accordance with its agreement, in December 2003 the Company registered the 200,000 shares of Common Stock on Form S-8 and then issued 100,000 of such shares to each of the investors.

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

         We are presently producing hydrogen using our proprietary apparatus and solution and have engaged a third-party laboratory to quantify the amount of hydrogen being produced in order to determine feasibility of commercializing this technology. Preliminary results of such testing have been in accordance with expectations, and we intend to file a non-provisional patent application with the U.S. Patent and Trademark Office that includes the results of our testing on or before July 18, 2004. We cannot provide any assurances that the Patent and Trademark Office will ultimately grant a patent on our technology. After filing the patent application, we intend to continue to improve the apparatus used with our technology and to determine the most economically efficient method of production.

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

We have defaulted on our quarterly interest payment due on November 1, 2003, February 1, 2004 and May 1, 2004. As of April 30, 2004, a total of $94,744 in unpaid interest was owed to Mr. Campo under the August 1, 2003 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2003 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2003 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

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

                                           MURRAY UNITED DEVELOPMENT CORPORATION
                                           -------------------------------------
                                           (Registrant)


                                    By:        / s /  Dwight Foster
                                           -------------------------------------
                                           Dwight Foster
                                           Chief Executive Officer

                                           Dated:  June 10, 2004


                                    By:       / s /  Anthony Campo
                                           -------------------------------------
                                           Anthony Campo, Executive Vice
                                           President Secretary and Treasurer
                                           Chief Financial Officer

                                           Dated:  June 10, 2004