Form 10KSB
period 2004-07-31
MURRAY UNITED DEVELOPMENT CORP
filed 2004-11-12
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark One)

 /x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
 For the fiscal year ended July 31, 2004

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from N/A to N/A

                        Commission File Number 3319048NY

             Delaware                                     222856171
------------------------------                -------------------------------
(State of  incorporation or organization)   (I.R.S. employer identification no.)


   P.O. Box 224, Landing, New Jersey                      07850
 -------------------------------------                   --------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (908) 979-3025
                                                    --------------


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

The Registrant did not have any revenues during its fiscal year ended July 31, 2004.

As of October 26, 2004, the aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as computed by reference to the closing price of such stock on such date was approximately $310,873.

80,153,434 shares of the registrant's Common Stock were outstanding as of October 26, 2004.

Transitional Small Business Disclosure Format:

Yes               No     X
    -----------      ----------


Documents incorporated by Reference:  NONE

INDEX TO FORM 10-KSB -- Parts I - IV



Part I
       -  Item 1.   Description of Business
       -  Item 2.   Description of Property
       -  Item 3.   Legal Proceedings
       -  Item 4.   Submission of Matters to a Vote of Security Holders


Part II
       -  Item 5.   Market for Common Equity and Related Stockholder Matters
       -  Item 6.   Management's Discussion and Analysis or Plan of Operation
       -  Item 7.   Financial Statements
       -  Item 8.   Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure
       -  Item 8A.  Controls and Procedures

Part III
       -  Item 9.   Directors, Executive Officers, Promoters and Control
                      Persons; Compliance with Section 16(a) of the Exchange Act
       -  Item 10.  Executive Compensation
       -  Item 11.  Security Ownership of Certain Beneficial Owners and
                      Management
       -  Item 12.  Certain Relationships and Related Transactions


Part IV
       -  Item 13.  Exhibits, Lists and Reports on Form 8-K

       -  Item 14  Principal Accountant Fees and Services

                         Signature
                         Exhibit 31(a)
                         Exhibit 31(b)
                         Exhibit 32(a)
                         Exhibit 32(b)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         ------------------------

A. RISK FACTORS

         Safe Harbor Statement

         The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology. In particular, our statements regarding the anticipated markets for our technologies, the continued advancement of our research, the approval of our patent applications, the successful implementation of our commercialization strategy, and the timing of our projects are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to variability in size, scope and duration of research projects, research study results which may lead to cancellations of research projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission may cause results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

DEVELOPMENT STAGE COMPANY; LIMITED OPERATING HISTORY.

We are a developmental stage company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $4,561,118 at July 31, 2004. We have never generated any operating revenues, and our technologies may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed any revenues during that period. We cannot predict when, if ever, we will become profitable.

WE DEPEND ON THREE PRINCIPAL TECHNOLOGIES AND, IF OUR TECHNOLOGIES ARE NOT COMMERCIALLY SUCCESSFUL, WE WILL HAVE NO ALTERNATIVE SOURCE OF REVENUE.

     Our primary business is the development and commercial exploitation of technologies (1) to produce hydrogen using a photogalvanic process, (2) to remove contaminants from coal burning flue gases and building air, and (3) to develop an internal combustion engine that would run on alternative fuels. Our future revenue and profitability critically depend on our ability to develop these technologies and later to market and license such technologies at a profit. We have conducted testing in connection with each of these technologies. Such testing has provided us with data upon which we have designed additional research. However, we cannot give any assurance that any of our technologies will be commercially successful or economically viable. Our failure to obtain market acceptance of our technologies or to successfully commercialize such technologies would have a material adverse effect on our future prospects and business.

WE OUTSOURCE ALL OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES AND, IF WE ARE UNSUCCESSFUL IN MAINTAINING OUR ALLIANCES WITH THESE THIRD PARTIES, OUR RESEARCH AND DEVELOPMENT EFFORTS MAY BE DELAYED OR CURTAILED.

         We rely on third parties to perform all of our research and development activities. At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS AND MAY BE UNABLE TO RAISE CAPITAL WHEN NEEDED, WHICH COULD FORCE US TO DELAY OR REDUCE OUR RESEARCH AND DEVELOPMENT EFFORTS.

     As of July 31, 2004, we had cash and liquid investments valued at only $1,033 and a working capital deficit of $19,709. To date, we have generated minimal revenues, and we anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we may be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail our research efforts significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

         Our future capital requirements depend on numerous factors, including:

          o    the scope of our research and development;

          o our ability to attract business partners willing to share in our development costs;

          o    our ability to successfully commercialize our technologies;

          o    competing technological and market developments;

          o our ability to enter into collaborative arrangements for the development and commercialization of our technologies; and

          o the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.


OUR BUSINESS WILL DEPEND UPON OUR ABILITY TO OBTAIN PATENTS AND UPON OUR OTHER PROPRIETARY RIGHTS AND THE ENFORCEMENT OF THESE RIGHTS. OUR FAILURE TO OBTAIN AND MAINTAIN PATENT PROTECTION MAY INCREASE COMPETITION AND REDUCE DEMAND FOR OUR TECHNOLOGIES.

      As a result of the substantial length of time and expense associated with developing products and bringing them to the marketplace obtaining and maintaining patent and trade secret protection for technologies, products and processes is of vital importance. Our success will depend in part on several factors, including, without limitation:

     o our ability to obtain patent protection for our technologies and processes;

     o    our ability to preserve our trade secrets; and

     o our ability to operate without infringing the proprietary rights of other parties.

      We have three (3) patents that have been issued by the U.S. Patent and Trademark Office, (PTO) in connection with the Rotorcam Engine. We have also filed patent applications for our hydrogen production and smoke stack and building air decontamination technologies in the United States. Our success depends in part upon the grant of patents from our pending patent applications. Although we believe that each of our technologies is unique and will not violate or infringe upon the proprietary rights of any third party, we cannot assure you that such claims will not be made, or if made, could be successfully defended against.

     Since patent applications in the United States are maintained in secrecy until patents are issued, and since publication of discoveries in scientific and patent literature tend to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of the technologies covered by our pending patent applications or that we were the first to file patent applications for these technologies.

In addition, among other things, we cannot assure you that:

     o    our patent applications will result in the issuance of patents;

     o any patents issued or licensed to us will be free from challenge and, if challenged, would be held to be valid;

     o any patents issued or licensed to us will provide commercially significant protection for our technologies, products and processes.

     o other companies will not independently develop substantially equivalent technologies that are not covered by our patent rights.

     o    other companies will not obtain access to our know-how;

     o other companies will not be granted patents that may prevent the commercialization of our technologies; or

     o we will not require licensing and the payment of significant fees or royalties to third parties for the use of their intellectual property in order to enable us to conduct our business.

OUR SECURITY MEASURES MAY NOT ADEQUATELY PROTECT OUR UNPATENTED TECHNOLOGY AND, IF WE ARE UNABLE TO PROTECT THE CONFIDENTIALITY OF OUR PROPRIETARY INFORMATION AND KNOW-HOW, THE VALUE OF OUR TECHNOLOGIES MAY BE ADVERSELY AFFECTED.

         Our success also depends upon know-how, unpatentable trade secrets, and the skills, knowledge and experience of our scientific and technical consultants. We cannot assure you that adequate protection for our trade secrets, know-how or other proprietary information against unauthorized use of disclosure will be available. We occasionally provide information to research collaborators in academic institutions and request them to conduct certain tests. We cannot assure you that such academic institutions will not assert intellectual property rights in the results of the tests they conduct or that such academic institutions will grant licenses under such intellectual property rights to us on acceptable terms, if at all. If the assertion of intellectual property rights by an academic institution is substantiated, and such academic institution does not grant intellectual property rights to us, these events could limit our ability to commercialize our technologies.

AS WE EVOLVE FROM A COMPANY PRIMARILY INVOLVED IN THE RESEARCH AND DEVELOPMENT OF OUR TECHNOLOGIES INTO ONE THAT IS ALSO INVOLVED IN THEIR COMMERCIALIZATION, WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH AND EXPANDING OUR OPERATIONS.

         Should our business grow, we may need to add employees and enhance our management, systems and procedures. We will need to successfully integrate our operations with the operations of marketing partners, manufacturers, distributors and suppliers to produce and market commercially viable products. We may also need to manage additional relationships with various collaborative partners, suppliers and other organizations. Expanding our business will place a significant burden on our management and operations. Our failure to effectively respond to changes may make it difficult for us to manage our growth and expand our operations.

WE HAVE NO MARKETING OR SALES HISTORY AND WILL DEPEND ON THIRD-PARTY MARKETING PARTNERS. ANY FAILURE OF THESE PARTIES TO PERFORM WOULD DELAY OR LIMIT OUR COMMERCIALIZATION EFFORTS.

         We intend to rely on third parties to market, distribute and sell commercially viable products. Our business plan also envisions creating strategic alliances to access needed commercialization and marketing expertise. We may not be able to attract qualified distributors or marketing partners, and even if qualified, these marketing partners may not be able to successfully market products developed with our technologies. If we fail to successfully establish distribution channels, or if our marketing partners fail to provide adequate levels of sales, our commercialization efforts will be delayed or limited and we will not be able to generate revenue.

WE DEPEND ON OUR KEY PERSONNEL AND, IF WE ARE NOT ABLE TO ATTRACT AND RETAIN QUALIFIED SCIENTIFIC AND BUSINESS PERSONNEL, WE MAY NOT BE ABLE TO GROW OUR BUSINESS OR DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES.

         We are highly dependent on our scientific advisors, consultants and third-party research partners. The loss of such advisors, consultants and partners would severely hinder our technological development. Our future success will also depend in part on our ability to identify, hire and retain qualified personnel in an intensely competitive market. The failure to attract and retain key personnel could limit our growth and hinder our research and development efforts.

CERTAIN PROVISIONS OF DELAWARE LAW COULD MAKE A TAKEOVER DIFFICULT.

         We are subject to the Business Combination Act of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation an a stockholder owning 15% or more of the corporation's outstanding voting stock for a period of three years from the date such stockholder becomes a 15% owner. These provisions may have the effect of delaying or preventing a change of control of us without action by our stockholders and, therefore, could adversely affect the value of our common stock.

INCREASING POLITICAL AND SOCIAL TURMOIL, SUCH AS TERRORIST AND MILITARY ACTIONS, INCREASE THE DIFFICULTY FOR US AND OUR STRATEGIC PARTNERS TO FORECAST ACCURATELY AND PLAN FUTURE BUSINESS ACTIVITIES.

         Recent political and social turmoil, including the terrorist attacks of September 11, 2001, the conflict in Iraq and the current crisis in the Middle East, can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions may make it difficult for us to plan future business activities.

OUR MANAGEMENT HAS SIGNIFICANT CONTROL OF OUR COMMON STOCK AND COULD SIGNIFICANTLY INFLUENCE OUR ACTIONS IN A MANNER THAT CONFLICTS WITH OUR INTERESTS AND THE INTERESTS OF OTHER STOCKHOLDERS.

         As of July 31, 2004, our executive officers, directors and affiliated entities together beneficially owned approximately 64.3 % of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, are able to exercise significant influence over matters requiring approval by our stockholders.

OUR COMMON STOCK HAS A LIMITED TRADING MARKET, WHICH COULD LIMIT YOUR ABILITY TO RESELL YOUR SHARES OF COMMON STOCK AT OR ABOVE YOUR PURCHASE PRICE.

         Our common stock is quoted on the over-the-counter bulletin board and currently has a limited trading market. We cannot assure you that an active trading market will develop or, if developed, will be maintained. As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investments.

BECAUSE WE DO NOT INTEND TO PAY, AND HAVE NOT PAID, ANY CASH DIVIDENDS ON OUR SHARES OF COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THE VALUE OF OUR COMMON STOCK APPRECIATES AND THEY SELL THEIR SHARES.

         We have never paid or declared any cash dividends on our common stock, and we intend to retain future earnings, if any, to finance the development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Therefore, our stockholders will not be able to receive a return on their investment unless the value of our common stock appreciates and they sell their shares.


OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" REGULATIONS WHICH MAY AFFECT THE ABILITY OF OUR STOCKHOLDERS TO SELL THEIR SHARES.

         In general regulations of the SEC define a "penny stock" to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The regulations relating to penny stock impose additional sales practice requirements on broker-dealers that sell such securities to persons other than certain qualified investors. For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC. Accordingly, the ability of holders of our common stock to sell their shares in the secondary market may also be adversely affected.


B. BACKGROUND

         Murray United Development Corporation (sometimes referred to in this Report as the "Company") is a development stage company that was formed under Delaware law on October 13, 1987 to exploit commercially an internal combustion engine (referred to in this Report as the "Rotorcam Engine") that would run on fuels other than gasoline, that would have significantly fewer parts, and that would be lighter and operate more efficiently than conventional internal combustion engines.

         In October 1987 we acquired from our predecessor, Rotorcam Technology Corp., an assignment of license under which we obtained the exclusive right and license to exploit all existing technology relating to the Rotorcam Engine, which had previously been licensed to Rotorcam Technology Corp. by one of our former officers. From our inception in 1988 through fiscal 2000, we were engaged in research, design and development relating solely to the Rotorcam Engine technology. During such period, we spent approximately $877,000 on such research and development. However, due principally to the lack of any operating revenue or other sources of funding, we did not incur any expenses for research and development for the Rotorcam Engine during our last three fiscal years.

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

         In June 2000 Penn State Energy Institute, which is a facility of Penn State University, agreed to conduct laboratory tests of the application of the Klenz-Safe solution to the reduction of sulfur from coal burning flue gas. When coal burning flue gas was introduced through Klenz-Safe using the Company's proprietary methodology, the capture rate of sulfur exceeded 99.2% and maintained a minimum 98% rate throughout the testing.

         Due to the success of the initial testing, Penn State Energy Institute applied to the U.S. Department of Energy for a grant to conduct a pilot test of Klenz-Safe's ability to capture sulfur in coal burning flue gas. Such grant request was not funded during the Department of Energy's 2003 funding period. During our most recent fiscal year, Penn State informed us that the cost of further testing, which would be conducted in a working smoke stack to simulate actual conditions, would be approximately $100,000. We are currently attempting to form a business relationship with one of more third parties that may assist us in funding the cost of such testing; however, we are not able to provide any assurances that we will be able to enter into such a business relationship. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding the additional research.

         If funding for the pilot study is obtained, the pilot tests would be conducted in a working smoke stack to simulate actual conditions. If such tests are conducted and are successful, we intend to seek distribution partners to assist us in marketing and selling the Klenz-Safe product to the coal burning utility market. We cannot provide any assurances that such testing will occur or, even if it does occur, that it will be successful.

         In 2001, we engaged a certified indoor air quality laboratory to perform a series of laboratory tests on Klenz-Safe to determine Klenz-Safe's ability to remove pollutants and contaminants from building air and to examine other potential industrial uses. The tests simulated wet scrubber equipment, which is commonly used device for removing pollutants from building air. Based on generally known industry practices, management believes that the range of pollutants captured by Klenz-Safe and the rate of such capture have not been previously achieved in a single operation. The following were the material findings of the laboratory tests:

     -    Klenz-Safe captured 90% of carbon monoxide in tested air streams;

     - Klenz-Safe captured 70% of both nitrogen dioxide and of nitrous oxide in tested streams;

     - Klenz-Safe added no detectable volatile organic compounds to the air stream at elevated temperatures, indicating that Klenz-Safe could be applied to indoor air cleaning systems without the need of additional filtering.

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

o    Klenz-Safe protects rather than corrodes metal compounds and surfaces

         Management presently believes that Klenz-Safe may be useful in the following applications:

o Air pollution control in we scrubber equipment, which are commonly used to remove pollutants from building air;

o    Containment and neutralization of liquids and compounds;

o    Decontamination of equipment in pharmaceutical production;

o    Air filtration in indoor air quality control;

o    Flue and combustion gas scrubbing.

         We are currently attempting to form a business relationship with one of more third parties that may assist us in funding the cost of further testing of Klenz-Safe's ability to remove contaminants from building air on a cost effective basis; however, we are not able to provide any assurances that we will be able to enter into such a business relationship. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding such additional testing.

         We are also presently continuing to demonstrate Klenz-Safe to potential end-user customers. At such customers' request, we are performing further tests on Klenz-Safe to determine its ability to meet the particular intended applications of such customers.

         To date, the cost of the research at Penn State was approximately $9,000, and the cost of the research by the certified air quality laboratory was approximately $5,000. In addition, during fiscal 2003 and 2004 we incurred approximately $10,000 and $4,700, respectively for research relating to Klenz Safe's ability to remove sulfur from flue burning smoke stacks. Funding for all such research was provided by loans to the Company from our Chairman, Mr. Anthony Campo.

         We have been granted trademark protection for the name "Klenz-Safe" from the US Patent and Trademark Office (PTO). The method of application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how. In October 2002 we filed an application for a provisional patent, which extends the Klenz-Safe technology into additional indoor air quality applications. In February 2003, we filed an amendment to the October 2002 provisional patent application that revised certain data contained in the October 2002 provisional patent with the PTO application. In February 2004 we filed a non-provisional patent application relating to Klenz-Safe. However, we cannot provide any assurances that the PTO will grant a patent on our Klenz-Safe technology.

HYDROGEN PRODUCTION TECHNOLOGY

         In light of the energy plan of current administration encouraging the use of hydrogen fuel cells in place of fossil fuels such as oils and gas, management has begun to investigate a technology that would produce hydrogen from sunlight through the use of a proprietary device and solution. The hydrogen gas produced would be used to supply on demand, low cost hydrogen fuel to hydrogen-oxygen fuel cells in order to meet stationary and mobile electric power requirements. Stationary uses would include residential and commercial heating systems, and mobile uses would include electric and hybrid fuel cell powered vehicles.

         In June 2002, we entered into an oral agreement with George Johnson and William L. Johnson (the "Inventors") to develop a method and apparatus for production of photo galvanic hydrogen (the "PGH Technology") and to prepare and file a provisional patent application (the "Provisional Patent Application") relating thereto in the PTO. The Inventors further agreed that, upon filing of the Provisional Patent Application, they would negotiate with the Company for an assignment of all of their interest in the PGH Technology and the Provisional Patent Application to the Company. In consideration for the Inventors' services, the Company agreed to issue to each of the Inventors 100,000 shares of the Company's Common Stock and to register such shares with the Securities and Exchange Commission. The Company subsequently formalized the oral agreement with the Inventors by a written agreement dated as of June 1, 2002.

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

         In October 2003, but effective as of July 18, 2003, we entered into Consulting Agreements with each of the Inventors (the "Consulting Agreements") pursuant to which the Inventors agreed to assist the Company in obtaining grants from and/or contracts with third parties for research and development relating to the PGH Technology and in obtaining a patent on the technology described in the Provisional Patent Application. All services under such Consulting Agreements have been suspended by the Inventors for personal reasons.

         In October 2004, we transferred the apparatus for our PGH Technology to the University of Kansas for purposes of conducting further testing of the ability of our PGH Technology to produce hydrogen. Initial results of such testing were positive, and we are currently in negotiations to attempt to reach an agreement with a professor at the University of Kansas to perform further testing on our PGH Technology. We are unable to provide any assurances that such agreement will be reached.

         During fiscal 2004, we spent approximately $4,500 on research relating to the PGH Technology Funding for such research was provided by loans from our Chairman.

POTENTIAL MARKETS FOR COMPANY'S PRODUCTS

         We believe that potential markets for Klenz-Safe include the chemical production, manufacturing, food processing, pharmaceutical production and indoor air quality control industries. Potential markets for the Company's hydrogen technology include residential and commercial heating systems and electric and hybrid fuel cell powered vehicles.

         Markets that may be available for the Rotorcam Engine include off-road terrain equipment, such as earth-moving farm equipment, tanks, pony engines, marine engines, generators, and co-generation systems that are used to cool, as well as to provide an electrical power source for, home and industry.

COMPETITION

         If we are able to commercialize Klenz-Safe, we expect to compete by means of higher value in use through combining the advantages of differing technologies in one product. Because the Company is still engaged in assessing the viability of the Klenz-Safe product, we are unable to assess the competitive environment for Klenz-Safe. We will be better able to determine the competitive market after completion and analysis of further testing.

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

         In October 2003, we engaged George Johnson and William L. Johnson as consultants to the Company to engage in research and development of the Company's hydrogen technology. George Johnson and William L. Johnson have suspended their services to the Company for personal reasons.

         In October 2003, we engaged John Bryne to assist us in identifying, and coordinating and negotiating with, third parties that may form business affiliations with the Company for purposes of developing and/or marketing the Company's Klenz-Safe and PGH Technologies. In consideration of his services, we agreed to issue to Mr. Bryne one million shares of our Common Stock. Such shares will be issued prior to November 30, 2004. We also agreed to issue an additional one million shares of such Common Stock within 30 days after the Company derives at least $250,000 of revenue resulting from business relationships between Company and one or more of third parties introduced to us by Mr. Byrne.

         We have previously also retained the services of a consultant on an as needed basis, who provides us with engineering services with payment being made based on such consultants' hourly rate.

NEED FOR GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

         Sales of our Klenz-Safe technology to power generating utilities, if any, will require verification testing for pollutant capture. We expect that the cost of compliance with such testing requirements will be minimal. We do not believe that governmental approval will be required for other applications of our Klenz-Safe product.

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

         We have been granted trademark protection for the name "Klenz-Safe" from the US Patent and Trademark Office (PTO). In February 2004, we filed a non provisional patent application with the PTO for the use of Klenz-Safe to remove contaminants from coal burning flue gas and to remove carbon monoxide and other contaminants from indoor building air. In July 2004 we filed a non provisional patent application covering a method and apparatus for production of photo galvanic hydrogen ("PGH"). We are actively pursuing the grant of such applications but cannot provide any assurances that we will be able to obtain a patent on either the Klenz-Safe or PGH technologies.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

         We have presently suspended further testing of Klenz-Safe's ability to remove sulfur and other contaminating from coal-burning flue gas and to remove contaminants from building air. We are continuing to demonstrate Klenz-Safe to potential end user customers to demonstrate its ability to meet intended applications of such customers.

         We have transferred the apparatus for our PGH Technology to the University of Kansas for the purpose of conducting further testing on its ability to produce hydrogen. Initial results were encouraging, and we are presently negotiating with a professor at the University of Kansas to conduct further testing.

EFFECTS OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements will affect us. For example:

       - Our Chief Executive Officer and Chief Financial Officer must now certify the accuracy of all of our periodic reports that contain financial statements;

       - Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

       - We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

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



PENNY STOCK

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:


     -    with a price of less than five dollars per share;

     -    that are not traded on a "recognized" national exchange;

     -    whose prices are not quoted on the NASDAQ automated quotation system;

     - whose issuer has net tangible assets in excess of $2,000,000 if the issuer has been in continuous operation for at least three years, or $5,000,000 if such issuer has been in continuous operation for less than three years, or has received average revenues of less than $6,000,000 for the last three years.

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

         Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     - get information about the investor's financial situation, investment experience and investment goals;

     - reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     - provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     - receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

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


ITEM 2.  PROPERTIES
         ----------

We do not presently own or lease any properties.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

We are not presently a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Not applicable.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -----------------------------------------------------------------
         MATTERS
         -------

         Our Common Stock has been traded in on the over-the-counter market since March 24, 1988 and is quoted on the OTC Bulletin Board under the symbol MRAY. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commission, for the periods indicated below are:

                                       Year Ended July 31,

                              2004                              2003
                              ----                              ----

                     High              Low             High             Low
1st Quarter         $0.033           $0.017           $0.04            $0.02
2nd Quarter         $0.019           $0.011           $0.04            $0.02
3rd Quarter         $0.021           $0.012           $0.04            $0.02
4th Quarter         $0.012           $0.006           $0.062           $0.016

         Reporting by the National Quotation Bureau, Inc. of quotations for our Common Stock does not evidence an established public trading market for such stock, and holders of our Common Stock may not be able to liquidate their investment at acceptable prices. Moreover, such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not be indicative of actual trading transactions. As of October 20, 2004 there were approximately 826 holders of record of our Common Stock.

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

         Effective May 2, 2001, we issued 1,000,000 shares of our Common Stock to James P. O'Day in satisfaction of $45,000 owed to Mr. O'Day for accounting services previously performed by him and $5,000 of additional accounting services to be performed after May 2, 2001. On May 2, 2001, the closing price of our Common Stock was $0.05 per share. Based solely on such market price, the value of the grant to Mr. O'Day was therefore approximately $50,000.

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

         The Option is exercisable, cumulatively, at an exercise price of $0.02 per share, in accordance with the following schedule of vesting: 1 million shares on October 11, 2002; 1 million shares on April 11, 2003; 1 million shares on October 11, 2003; 1 million shares on April 11, 2004; 1 million shares on October 11, 2004; and 1 million shares on April 11, 2005. From and after April 11, 2005 the Option may be exercised as to all optioned shares for which it had not been previously exercised.

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

         On December 30, 2003, we issued 100,000 Shares of Common Stock to each of Mr. George Johnson and Mr. William L. Johnson (the "Inventors") in consideration of their services in developing the PGH Technology and preparing a provisional patent application relating thereto. Pursuant to the Company's agreement with them, the shares issued to Mr. George Johnson and Mr. William L. Johnson were registered with the SEC on Form S-8 and are therefore freely tradable. The closing price of the Company's Common Stock on the date the shares were issued to the Inventors was $.015. Therefore, the market value of the shares that were issued to each of the Inventors was $1,500 as of the date of issuance.

         In October 2004, we approved the issuance of one million shares of our Common Stock to Mr. John Bryne as consideration for consulting services rendered by Mr. Bryne since October 2003 and to be rendered through September 2005. Such shares will be issued to Mr. Bryne prior to November 30, 2004 and will be issued without registration pursuant to Section 4(2) of the Securities Act of 1933. They will therefore be "restricted" securities, which may not be resold or otherwise transferred without registration under the securities laws or pursuant to an exemption from such registration requirements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS


         We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through July 31, 2004 of $4,561,118. Our revenues from our inception on October 13, 1987 through July 31, 2004 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended July 31, 2004 and July 31, 2003 as a result of the unavailability of funds for investment.

         The cumulative loss from inception includes research and development costs of $876,771. Research and development costs in the periods ended July 31, 2004 and July 31, 2003. We have had to reduce substantially our research and development activities due to liquidity problems.

         Our cumulative loss from inception includes general and administrative expenses of $2,896,420. General and administrative expenses increased to $117,407 in the period ended July 31, 2004 from $105,597 in the period ended July 31, 2003, or an 11.2% increase. Increased general and administrative expenses can be attributed to increased legal and other professional expenses.

         Our cumulative loss from inception also includes past licensing fees, of which there were none during the period ended July 31, 2004, and, cumulatively, $57,260 since inception.

         The cumulative loss from inception also includes interest expense of $797,132 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $127,399 in the period ending July 31, 2004 from $110,197 in the twelve (12) month period ended July 31, 2003, primarily as a result of increased loans to us by our chairman and principal stockholder.

         Our net loss of $252,861 in the period ended July 31, 2004 increased by $37,067, or 17.2%, over the net loss of $215,794 in July 31, 2003. Increases in legal fees, research costs and interest expense caused the overall increase.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2004, we had cash and short-term investments totaling $1,033 (compared to liquid assets of $8,252 at July 31, 2003), a working capital decrease of $7,219 (compared with a working capital increase of $14,496 at July 31, 2003), and a total stockholders' deficiency of $2,005,671 (compared to a deficiency of $1,758,810 at July 31, 2003). The stockholders' deficiency increased due to the net loss of $252,861 incurred in the twelve months ended July 31, 2004.

         At July 31, 2004, we had current liabilities in excess of current assets of $19,709. We have not been able to commercially utilize our Rotorcam Engine, Klenz-Safe or hydrogen technologies to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at July 31, 2004 as well as July 31, 2003 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 2004. Cash flows used by operating activities were $107,219 and $203,700 in the periods ended July 31, 2004 and July 31, 2003, respectively. The limited amount of liquid resources available at July 31, 2004, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.


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

         In June 2000 Penn State Energy Institute, which is a facility of Penn State University, agreed to conduct laboratory tests of the application of the Klenz-Safe solution to the reduction of sulfur from coal burning flue gas. When coal burning flue gas was introduced through Klenz-Safe using the Company's proprietary methodology, the capture rate of sulfur exceeded 99.2% and maintained a minimum 98% rate throughout the testing.

         Due to the success of the initial testing, Penn State Energy Institute applied to the U.S. Department of Energy for a grant to conduct a pilot test of Klenz-Safe's ability to capture sulfur in coal burning flue gas. Such grant request was not funded during the Department of Energy's 2003 funding period. During our most recent fiscal year, Penn State informed us that the cost of further testing, which would be conducted in a working smoke stack to simulate actual conditions, would be approximately $100,000. We are currently attempting to form a business relationship with one of more third parties that may assist us in funding the cost of such testing; however, we are not able to provide any assurances that we will be able to enter into such a business relationship. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding the additional research.

         If funding for the pilot study is obtained, the pilot tests would be conducted in a working smoke stack to simulate actual conditions. If such tests are conducted and are successful, we intend to seek distribution partners to assist us in marketing and selling the Klenz-Safe product to the coal burning utility market. We cannot provide any assurances that such testing will occur or, even if it does occur, that it will be successful.

         In 2001, we engaged a certified indoor air quality laboratory to perform a series of laboratory tests on Klenz-Safe to determine Klenz-Safe's ability to remove pollutants and contaminants from building air and to examine other potential industrial uses. The tests simulated wet scrubber equipment, which is commonly used device for removing pollutants from building air. Based on generally known industry practices, management believes that the range of pollutants captured by Klenz-Safe and the rate of such capture have not been previously achieved in a single operation. The following were the material findings of the laboratory tests:

     -    Klenz-Safe captured 90% of carbon monoxide in tested air streams;

     - Klenz-Safe captured 70% of both nitrogen dioxide and of nitrous oxide in tested streams;

     - Klenz-Safe added no detectable volatile organic compounds to the air stream at elevated temperatures, indicating that Klenz-Safe could be applied to indoor air cleaning systems without the need of additional filtering.

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

o    Klenz-Safe protects rather than corrodes metal compounds and surfaces

         Management presently believes that Klenz-Safe may be useful in the following applications:

o Air pollution control in we scrubber equipment, which are commonly used to remove pollutants from building air;

o    Containment and neutralization of liquids and compounds;

o    Decontamination of equipment in pharmaceutical production;

o    Air filtration in indoor air quality control;

o    Flue and combustion gas scrubbing.

         We are currently attempting to form a business relationship with one of more third parties that may assist us in funding the cost of further testing of Klenz-Safe's ability to remove contaminants from building air on a cost effective basis; however, we are not able to provide any assurances that we will be able to enter into such a business relationship. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding such additional testing.

         We are also presently continuing to demonstrate Klenz-Safe to potential end-user customers. At such customers' request, we are performing further tests on Klenz-Safe to determine its ability to meet the particular intended applications of such customers.

         To date, the cost of the research at Penn State was approximately $9,000, and the cost of the research by the certified air quality laboratory was approximately $5,000. In addition, during fiscal 2003 and 2004 we incurred approximately $10,000 and $4,700, respectively for research relating to Klenz Safe's ability to remove sulfur from flue burning smoke stacks. Funding for all such research was provided by loans to the Company from our Chairman, Mr. Anthony Campo.

         We have been granted trademark protection for the name "Klenz-Safe" from the US Patent and Trademark Office (PTO). The method of application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how. In October 2002 we filed an application for a provisional patent, which extends the Klenz-Safe technology into additional indoor air quality applications. In February 2003, we filed an amendment to the October 2002 provisional patent application that revised certain data contained in the October 2002 provisional patent with the PTO application. In February 2004 we filed a non-provisional patent application relating to Klenz-Safe. However, we cannot provide any assurances that the PTO will grant a patent on our Klenz-Safe technology.

HYDROGEN PRODUCTION TECHNOLOGY

         In light of the energy plan of current administration encouraging the use of hydrogen fuel cells in place of fossil fuels such as oils and gas, management has begun to investigate a technology that would produce hydrogen from sunlight through the use of a proprietary device and solution. The hydrogen gas produced would be used to supply on demand, low cost hydrogen fuel to hydrogen-oxygen fuel cells in order to meet stationary and mobile electric power requirements. Stationary uses would include residential and commercial heating systems, and mobile uses would include electric and hybrid fuel cell powered vehicles.

         In June 2002, we entered into an oral agreement with George Johnson and William L. Johnson (the "Inventors") to develop a method and apparatus for production of photo galvanic hydrogen (the "PGH Technology") and to prepare and file a provisional patent application (the "Provisional Patent Application") relating thereto in the PTO. The Inventors further agreed that, upon filing of the Provisional Patent Application, they would negotiate with the Company for an assignment of all of their interest in the PGH Technology and the Provisional Patent Application to the Company. In consideration for the Inventors' services, the Company agreed to issue to each of the Inventors 100,000 shares of the Company's Common Stock and to register such shares with the Securities and Exchange Commission. The Company subsequently formalized the oral agreement with the Inventors by a written agreement dated as of June 1, 2002.

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

         In October 2003, but effective as of July 18, 2003, we entered into Consulting Agreements with each of the Inventors (the "Consulting Agreements") pursuant to which the Inventors agreed to assist the Company in obtaining grants from and/or contracts with third parties for research and development relating to the PGH Technology and in obtaining a patent on the technology described in the Provisional Patent Application. All services under such Consulting Agreements have been suspended by the Inventors for personal reasons.

         In October 2004, we transferred the apparatus for our PGH Technology to the University of Kansas for purposes of conducting further testing of the ability of our PGH Technology to produce hydrogen. Initial results of such testing were positive, and we are currently in negotiations to attempt to reach an agreement with a professor at the University of Kansas to perform further testing on our PGH Technology. We are unable to provide any assurances that such agreement will be reached.

         During fiscal 2004, we spent approximately $4,500 on research relating to the PGH Technology Funding for such research was provided by loans from our Chairman.

POTENTIAL MARKETS FOR COMPANY'S PRODUCTS


         We believe that potential markets for Klenz-Safe include the chemical production, manufacturing, food processing, pharmaceutical production and indoor air quality control industries. Potential markets for the Company's hydrogen technology include residential and commercial heating systems and electric and hybrid fuel cell powered vehicles.

         Markets that may be available for the Rotorcam Engine include off-road terrain equipment, such as earth-moving farm equipment, tanks, pony engines, marine engines, generators, and co-generation systems that are used to cool, as well as to provide an electrical power source for, home and industry.


ROTORCAM ENGINE

         We do not expect to further develop the Rotorcam Engine during the next 12-month period. We have been advised by Southwest Research Institute that it would take up to 4 years and $3 million in order to develop the Rotorcam Engine for commercial sale. We therefore first intend to use any funds that may become available to further develop our Klenz-Safe and PGH technologies, which we believe have the potential to generate operating revenues much earlier than the Rotorcam Engine. We will, however, continue to evaluate possible commercialization of the Rotorcam Engine in light of future facts and circumstances.

SEASONALITY

         As the company is a development stage company, its business is not affected by seasonality.

ITEM 7.   FINANCIAL STATEMENTS
          --------------------

         The financial statements are set forth where indicated in Item 13 (A) 1 of this Form 10-KSB.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ----------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

         We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

         On October 20, 2004 we filed a report on Form 8-K disclosing that the firm of Albrecht, Viggiano, Zureck & Company, P.C., which is in the process of ceasing to provide audit services to public companies, had resigned as our auditors effective October 15, 2004 and that we had engaged the firm of Blanchfield, Kober & Company, P.C. as independent public accountants for the Company's fiscal year ended July 31, 2004. There were no disagreements with Albrecht, Viggiano, Zureck & Company, P.C. during any period in which such firm had acted as the Company's independent public accountants.

ITEM 8A.  CONTROLS AND PROCEDURES
          -----------------------

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

                                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
          -------------------------------------------------------------------
          REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THEEXCHANGE ACT
          ------------------------------------------------------------

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

                                                            First Year
Name                 Age         Position                   Elected/Appointed
----                ----         --------                   ------------------

Anthony Campo        64          Chairman of the            1993
                                 Board, Executive
                                 Vice President,
                                 Secretary and Treasurer

Dwight Foster        55          Director and               2000
                                 Chief Executive Officer

Frank Pecorella      52          Director                   1998


Robert Van Dine      53          President                  2002


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


FRANK PECORELLA

         Mr. Frank Pecorella was appointed as a member of the Board of Directors in December 1998. Since approximately October 2004, Mr. Pecorella has been employed by Essex Financial Services as an investment consultant. From September 2001 until October 2004, Mr. Pecorella was employed by Fleet Bank/Quick & Reilly as an investment consultant. From March 2000 to August 2001, Mr. Pecorella was employed by Citicorp Investment Services as an investment consultant. From February 1999 to February 2000, Mr. Pecorella was employed by Chase Investment Services as an investment consultant, and from January 1996 to February 1999, Mr. Pecorella was employed by Citicorp Investment Services as an investment consultant.


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


Item 10.  EXECUTIVE COMPENSATION

         Effective as of January 4, 2001, we issued 2,000,00 shares of our Common Stock, $.0001 par value, to Mr. Frank Pecorella, who is a director of the company. These shares were issued in consideration of Mr. Pecorella's past services to the Company. Mr. Pecorella has been serving as a Director of the Company since December 1998 without any compensation other than the shares of our Common Stock issued to him in 2001. The closing price of our shares on January 4, 2001 was $.0525. Therefore, the value of the grant to Mr. Pecorella, without considering any discount due to the restricted character of such shares, was $105,000.

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

         The following table indicates the total number and value of exercisable and unexercisable stock options held by all Executive Officers as of July 31,2004.


                               Number of Securities                        Value of Unexercised
                              Underlying Unexercised                       In-the-Money Options
                           Options at Fiscal Year-End(#)                  At Fiscal Year-End (1)
                          ------------------------------             -------------------------------
Name                     Exercisable          Unexercisable          Exercisable          Unexercisable
-------------------     --------------        -------------        ---------------        -------------
Dwight Foster             4,000,000             2,000,000               $0.00                 $0.00


         (1) Based on the OTC Bulletin Board last sales price for our common stock on July 31, 2004 in the amount of $0.007 per common share.

         During the past three fiscal years, we have not paid any cash or other compensation to any director or executive officer of the Company except for the grants to Mr. Pecorella, Mr. Van Dine and Mr. Foster described above.

         Mr. Anthony Campo, our Chairman of the Board, Executive Vice President, Secretary and Treasurer, received no compensation for his services to us during our fiscal years ended July 31, 2004, 2003 or 2002. No other person served as an executive officer of the Company during the fiscal year ended July 31, 2004, and none of our directors received any compensation for serving in such capacity during our fiscal years ended July 31, 2004 or 2003.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         We have provided below information as of October 22, 2004 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Name and                               Amount and
Address of                             Nature of                 Percent
Beneficial Owner (1)(2             Beneficial Ownership        of Class (%)
----------------------             --------------------        ------------

Anthony S. Campo (3)                   103,503,500                 60.1

Dwight Foster (4)                        5,096,500                  6.0

Frank Pecorella                          3,390,000                  4.2

Robert Van Dine                          2,000,000                  2.5

All Directors and
Executive Officers
as a Group (4 persons)                 113,990,000                 64.3


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

(3) In addition to 5,570,000 shares owned individually by Mr. Campo, includes
(i) 2,150,000 shares held by Mr. Campo's wife, (ii) 3,772,400 shares held by Mr. Campo's children, (iii) 1,100,000 shares that may be acquired by Mr. Campo upon the exercise of Class B Warrants, (iv) 911,100 shares that may be acquired by the children of Mr. Campo upon exercise of Class B Warrants, and (v) 90,000,000 shares that may be acquired by Mr. Campo upon the conversion of his Promissory Note from the Company dated August 1, 2004 (see "Certain Transactions".)

(4) In addition to 75,000 shares owned individually by Mr. Foster, includes 21,500 shares held by Mr. Foster's wife and 5,000,000 shares that may be acquired by Mr. Foster within sixty(60) days upon exercise of the stock option granted to him on April 11, 2002. Does not include 1,000,000 shares with respect to which such option is not exercisable within sixty (60) days of the date hereof.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------


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

         In October 2004, the Board approved the issuance of a new Note to Mr. Campo dated as of August 1, 2004 in the principal amount of $ 1,876,104 to replace the August 1, 2003 Note that matured on August 1, 2004. The principal amount of the August 1, 2004 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2004, including accrued interest thereon through July 31, 2004 in the amount of $123,908. Other than the principal amount and maturity dates, the terms of the August 1, 2004 Note are materially the same as the August 1, 2003 Note.

         Since we do not have any revenues, it is very doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2004 Note until such time as we have operating revenues or until we raise funds from an independent source, both of which events may not occur at any time.


                                     PART IV


ITEM 13.  EXHIBITS, LISTS  AND REPORTS ON FORM 8-K
          ----------------------------------------

(A) Exhibits and Financial Statements:

         1.  Financial Statements

         The following financial statements are included on pages F-1 to F-18 of this Report.

         (i)   Report of Independent Accountants

         (ii)  Balance Sheets as of July 31, 2004 and July 31, 2003

         (iii) Statements of Income for the fiscal years ended July 31, 2004, 2003 and 2002

         (iv) Statement of Cash Flows for the fiscal years ended July 31, 2004, 2003, and 2002

         (v) Statements of Changes in Stockholders' Equity for the fiscal years ended July 31, 2004, 2003 and 2002

         (vi)  Notes to Financial Statements

         (B) The following exhibits which are required by Item 601 of Regulation S-B, are incorporated by reference to previously filed documents.

Exhibit No.       Exhibit
----------        ---------

(3)       (a)   Articles of Incorporation and Bylaws.                        (1)
          (b)   Amended and Restated Bylaws                                  (2)

     (10) Material contracts

          (a) Promissory Note dated August 1, 1998 from the Company to
          to Mr. Anthony S. Campo.                                           (3)

          (b) Amendment dated March 15, 2000 to Company's                    (2)
          Promissory Note dated August 1, 1998.

          (c) Promissory Note dated August 1, 2000 from the Company )        (3)
          to Mr. Anthony Campo.

          (d) Promissory Note dated August 1, 2001 from the Company of       (4)
          Mr. Anthony Campo.

          (e) Option Agreement between the Company and (5) Dwight            (5)
          Foster covering grant of option on April 11, 2002.

          (f) Consulting Agreement dated as of April 11, 2002 between the Company and Robert Van Dine.

          (g) Consulting Agreement dated as of April 11, 2002 )              (5)
          between the Company and Newell Dimen.

          (h) Assignment dated March 13, 2002 from Robert Van Dine to        (5)
          the Company covering Robert Van Dine's Rights under provisional patent application no. 60/3113, 087 Relating to process of employing proprietary cleaning solution To the treatment of flue gases,.

          (i) Technology Development Consulting Agreement dated as of        (6)
          June 1, 2002 between the Company and George H. Johnson and
          William L. Johnson.

          (j) Technology Development Consulting Agreement dated as of        (6)
          June 1, 2002 between the Company and George H. Johnson and
          William L. Johnson.

          (k) Assignment of Invention & Patent Rights dated October 2,       (6)
          2003 from George H. Johnson and William L. Johnson to the
          Company

          (l) Consulting Agreement dated as of October 2, 2003               (6)
          between the Company and William L. Johnson,

          (m) Consulting Agreement dated as of October 2, 2003               (6)
          between the Company and George H. Johnson

          (n) Promissory Note dated August 1, 2003 from the                  (7)
          Company to Mr. Anthony Campo.

          (o) Promissory Note dated August 1, 2004 from the Company to Mr. Anthony Campo.

          (p) Consulting Agreement dated October 26, 2004 between the Company and John Byrne.

     (23) (a) Consent of Albrecht, Viggiano, Zureck & Company, P.C.

          (b) Consent of Blanckfield, Kober & Company, P.C.

     (31) (a) Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by
          Section 302 of the Sarbanes-Oxley Act of 2002.

          (b) Certification of Principal Financial Officer in
          Accordance with 18 U.S.C. Section 1350, as adopted by
          Section 302 of the Sarbanes-Oxley Act of 2002.

     (32) (a) Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by
          Section 906 of the Sarbanes-Oxley Act of 2002.

          Footnotes

          (1) Filed with the registrant's Registration Statement on Form S-18 dated December 9, 1987 (registration No., 33-19048-NY) and Amendment Nos. 2 and 3 thereto dated February 17, 1988 and February 22, 1988, respectively, and incorporated herein by ` reference.

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

          (7) Filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2003 and incorporated herein by reference.

      (B) Reports on Form 8K.

          We filed no reports on Form 8-K for the quarter ended July 31, 2004.

          On October 20, 2004 we filed a report on Form 8-K disclosing that the firm of Albrecht, Viggiano, Zureck & Company, P.C., which is in the process of ceasing to provide audit services to public companies, had resigned as our auditors effective October 15, 2004 and that we had engaged the firm of Blanchfield, Kober & Company, P.C. as independent public accountants for the Company's fiscal year ended July 31, 2004. There were no disagreements with Albrecht, Viggiano, Zureck & Company, P.C. during any period in which such firm had acted as the Company's independent public accountants.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

AUDIT FEES

         The aggregate fees previously billed by the Company's auditors for professional services rendered in connection with their audit of the Company's annual financial statements for fiscal 2003 were $10,000 and for such auditors' review of the financial statements included in the Company's Forms 10-QSB for fiscal 2004 and 2003 were $6,000 and $6,000, respectively. To date, no fees have been billed by our current auditor for professional services rendered in connection with their audit of the Company's annual financial statements for fiscal 2004. However, we have agreed with our current auditor to pay such firm $10,000 for their services in connection with such audit.


AUDIT-RELATED FEES

         For fiscal 2004 and 2003, the Company's auditors did not bill any additional fees for services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.


TAX FEES

         The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

All other fees

         The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $0 and $0, respectively.

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

                                    Dated: October 25, 2004


                                    By:  /s/ ANTHONY S. CAMPO
                                    -------------------------
                                    Anthony S. Campo
                                    Executive Vice President Secretary
                                    and Treasurer
                                    (Chief Financial Officer)

                                    Dated: October 25, 2004


         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     /s/ ANTHONY CAMPO
                                    --------------------------
                                    Anthony S. Campo,
                                    Chairman of the Board

                                     /s/ DWIGHT FOSTER
                                    --------------------------

                                    Dwight Foster, Director
                                    /s/ FRANK PECORELLA
                                    --------------------------
                                    Frank Pecorella, Director

                                    Dated:  October 25, 2004

                      MURRAY UNITED DEVELOPMENT CORPORATION

                              FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 2004 AND 2003

                                TABLE OF CONTENTS



                                                                         Page
                                                                      ----------
INDEPENDENT AUDITORS' REPORT ..................................       F-1

FINANCIAL STATEMENTS

    Balance Sheets ............................................       F-2

    Statements of Operations ..................................       F-3

    Statements of Stockholders' Equity (Deficiency) ...........       F-4 - F-10

    Statements of Cash Flows ..................................       F-11

    Notes to Financial Statements .............................       F-12 -F-18

BK

                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                                   MEMBERS OF
               AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                   PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

Charles W. Blanchfield, CPA                                 Joseph Mortimer, CPA
Thomas G. Kober, CPA                                         Steven W. Lyon, CPA

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Murray United Development Corporation
Landing, N.J.

We have audited the accompanying balance sheet of Murray United Development Corporation as of July 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the year ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Murray United Development Corporation as of July 31, 2003 and prior years were audited by other auditors whose report dated October 16, 2003 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2004, and the results of its operations and its cash flows for the year ended July 31, 2004 in conformity with U.S generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of July 31, 2004, the Company had not generated any operating revenues and had suffered recurring losses from operations from inception and had a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Blanchfield, Kober and Company Cpas P.C.
Hauppauge, New York
November 3, 2004

    1200 VETERANS MEMORIAL HIGHWAY * SUITE 350 * HAUPPAUGE, NEW YORK 11788 *
                    TEL: (631) 234-4200 * FAX: (631) 234-4272
              WEB SITE: WWW.BKKCPAS.COM * E-MAIL: INFO@BKKCPAS.COM

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                             JULY 31, 2004 AND 2003


                                     ASSETS

                                                                                   2004           2003
                                                                                -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                                                  $     1,033    $     8,252
     Loan receivable                                                                  2,000          2,000
                                                                                -----------    -----------

         TOTAL CURRENT ASSETS                                                         3,033         10,252

FURNITURE AND EQUIPMENT, NET                                                         41,671         50,004
                                                                                -----------    -----------
         TOTAL ASSETS                                                           $    44,704    $    60,256
                                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $    22,742    $    18,832
                                                                                -----------    -----------

         TOTAL CURRENT LIABILITIES                                                   22,742         18,832
                                                                                -----------    -----------

LONG -TERM LIABILITIES
     Accrued compensation                                                           148,128        148,128
     Accrued interest payable                                                       127,399        110,197
     Notes payable - stockholder                                                  1,752,106      1,541,909
                                                                                -----------    -----------

         TOTAL LONG - TERM LIABILITIES                                            2,027,633      1,800,234
                                                                                -----------    -----------

         TOTAL LIABILITIES                                                        2,050,375      1,819,066

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Capital stock - par value $.001; authorized
     200,000,000 shares; issued and outstanding
     80,153,434 and 79,953,434 shares                                                 8,016          7,996
     Additional paid-in capital                                                   2,547,431      2,541,451
     Deficit accumulated in the development stage                                (4,561,118)    (4,308,257)
                                                                                -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY
                (DEFICIENCY)                                                     (2,005,671)    (1,758,810)
                                                                                -----------    -----------

         TOTAL LIABILITY AND STOCKHOLDERS'
              DEFICIENCY                                                        $    44,704    $    60,256
                                                                                ===========    ===========


SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.



                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JULY 31, 2004, 2003 AND 2002
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                          CUMULATIVE
                                                                                         AMOUNTS FROM
                                                 2004            2003         2002        INCEPTION
                                             ------------    ------------  -----------   ------------
INCOME

Interest income                              $        -0-   $         -0-  $         -0- $     66,465

EXPENSES

Research and development costs                      8,055             -0-        14,063       876,771
Licensing fees stockholder and affiliate              -0-             -0-           -0-        57,260
General and administrative expenses               117,407         105,597       134,107     2,896,420
Interest expense stockholder and affiliate        127,399         110,197        99,827       797,132
                                             ------------   -------------  ------------  ------------

                           Total Expenses         252,861         215,794       247,997     4,627,583
                                             ------------   -------------  ------------  ------------

                           Net Loss          $   (252,861)  $    (215,794) $   (247,997) $ (4,561,118)
                                             ============   =============  ============  ============

Net loss per common share                    $     (0.003)  $      (0.003) $     (0.003) $     (0.057)

Weighted average number of common
Shares outstanding                             80,076,174      79,953,434    74,328,434    80,153,434
                                             ------------   -------------  ------------  ------------












SEE INDEPENDENT AUDITOR'S REPORT AND NOTES TO FINANCIAL STATEMENTS.


                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                   Deficit
                                        Common                                   Accumulated
                                        Stock                      Additional      in the         Stock
                                      Number of                     Paid in     Developmental  Subscriptions
                                        Shares      Amounts         Capital         Stage       Receivable         Total
                                     -----------  ------------   ------------   -------------  ------------   -------------

Issuance in October 1987 to
  Principal Stockholder              49,000,000   $      4,900                                 $     (4,900)

Issuance in October 1987
  for  cash                           3,000,000            300   $     49,800                          (100)  $     50,000

Issuance through initial public
offering of 15,000,000 units in
February 1988 for cash at $.05
per unit, net of issuance cost of
$220,900                             15,000,000          1,500        527,600                                      529,100

Net Loss - 1988                                                                                $   (156,821)      (156,821)

Exercise of Class A Warrants:

at $.45 per share                       312,588             31         14,035                                       14,066

at $.10 per share                        21,000              2          2,098                                        2,100

Costs relating to continuing
 registration of warrants                                             (29,532)                                     (29,532)

Reclassification of common
  Stock                                (333,588)           (33)       (16,133)                                     (16,166)

Net Loss - 1989                                                                     (362,922)                     (362,922)
                                     -----------  ------------   ------------   -------------  ------------   ------------

Balance, July 31, 1989               67,000,000   $      6,700   $    547,868   $   (519,743)  $     (5,000)  $     29,825
                                   ============   ============   ============   ============   ============   ============













SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.


                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                             Deficit
                                   Common                                  Accumulated
                                   Stock                     Additional      in the           Stock
                                 Number of                    Paid in     Developmental   Subscriptions
                                   Shares       Amounts       Capital        Stage         Receivable      Total
                                 -----------    -------     -----------   ------------    -------------- ------------

Exercise of Class A Warrants:

at $.045 per share                5,201,205   $       520   $   233,534                                  $   234,054

at $.10 per share                   409,000            41        40,859
                                                                                                              40,900

Exercise of Class B Warrants:

at $.15 per share                    25,000             3         3,747                                        3,750

Costs relating to continuing
 registration and solicitation
 of warrants                                                    (24,588)                                     (24,588)

Cash received for stock
  subscription                                                                                5,000            5,000

Reclassification of common
 stock                           (5,635,205)         (564)     (278,140)                                    (278,704)

Charge for stock bonus                                           40,000                                       40,000

Net Loss - 1990                                                              (422,314)                      (422,314)
                                -----------   -----------   -----------   -----------   -----------     ------------

Balance, July 31, 1990           67,000,000   $     6,700   $   563,280   $  (942,057)  $       -0-     $   (372,077)
                                ===========   ===========   ===========   ===========   ===========     ============















SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.


                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                             Deficit
                                   Common                                  Accumulated
                                   Stock                     Additional      in the            Stock
                                 Number of                    Paid in     Developmental    Subscriptions
                                   Shares       Amounts       Capital         Stage         Receivable         Total
                                -----------    ---------   ------------   --------------  --------------   ------------
Sale of 3,297,000 shares
  through private placement

at $.08 per share                 3,297,000   $      329   $    244,871                                    $    245,200

Exercise of Class A Warrants:

at $.10 per share                 3,152,472          315        314,933                                         315,248

Exercise of Class B Warrants:

at $.15 per share                    60,000            6          8,994                                           9,000

Costs relating to continuing
registration of warrants                                        (80,607)                                        (80,607)

Reclassification of common
 stock                           (3,212,472)        (321)      (323,927)                                       (324,248)

Net Loss - 1991                                                               (354,727)                        (354,727)
                               ------------   ----------   ------------   ------------   ---------------   ------------
Balance, July 31, 1991         $ 70,297,000   $    7,029   $    727,544   $ (1,296,784)  $           -0-   $   (562,211)
                               ============   ==========   ============   ============   ===============   ============
















SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                    Deficit
                                    Common                                        Accumulated
                                    Stock                       Additional           in the
                                  Number of                       Paid in         Developmental
                                   Shares        Amounts          Capital             Stage                 Total
                               -------------     -------       -------------       ------------         ------------

Exercise of Class A Warrants:

at $.10 per share                  3,779,425    $      378        $  377,565                             $   377,943

Exercise of Class B Warrants:

at $.15 per share                      4,000             1               599                                     600

Exercise of underwriters
warrants                              63,000             6             4,719                                   4,725

Costs relating to:

Exercise of warrants                                                 (33,191)                                (33,191)

Registration of privately placed
shares                                                               (55,496)                                (55,496)

Issuance for:  Compensation at
 $.065 per share                      50,000             5             3,245                                   3,250

Agency fee at $.10 per share          25,000             2             2,498                                   2,500

Claim settlement at
$.085 per share                        1,000             1                84                                      85

Reclassification of common
stock                              9,181,265           918           618,200                                 619,118

Charge for compensation                                              180,900                                 180,900

Net Loss - 1992                                                                        (606,508)            (606,508)
                                 -----------    ----------       -----------       ------------       --------------

Balance, July 31, 1992           $83,400,690    $    8,340       $ 1,826,667       $ (1,903,292)      $      (68,285)
                                 ===========    ==========       ===========       ============       ==============









SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                     Deficit
                                   Common                                          Accumulated
                                   Stock                       Additional           in the
                                 Number of                       Paid in          Developmental
                                   Shares        Amounts          Capital             Stage                 Total
                               -------------     -------       -------------     ----------------       ------------


     ISSUANCE FOR:

Compensation at $.065
 per share                           100,000    $       10      $     6,490                            $       6,500

Exercise of Underwriters
 warrants at $.075 per share         500,000            50           37,450                                   37,500

Exercise of Class B Warrants
 at $.15 per share                    13,000             1            1,949                                    1,950

Retirement of 8,970,300
 shares of stock                  (8,970,300)         (897)                                                     (897)

Net loss for 1993                                                                      (470,621)            (470,621)
                                  ----------    ----------       -----------      -------------        -------------


Balance, July 31, 1993            75,043,390    $    7,504       $1,872,556       $  (2,373,913)       $    (493,853)
                                  ==========    ==========       ==========       =============        =============

























SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.



                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                               Deficit
                                   Common                                    Accumulated
                                    Stock                     Additional        in the
                                  Number of                    Paid in      Developmental
                                    Shares       Amounts       Capital          Stage          Total
                                -----------   ------------   ------------   -----------    ------------

       ISSUANCE FOR:

Prior period adjustment                                                     $    369,329   $    369,329

Net loss for 1994                                                               (342,783)      (342,783)
                               ------------   ------------   ------------   ------------   ------------

Balance, July 31, 1994           75,043,390   $      7,504   $  1,872,556   $ (2,347,367)  $   (467,307)
                               ============   ============   ============   ============   ============

Issuance for: Compensation at
  $.015 per share                 2,000,000            200         29,800                        30,000

Net loss for 1995                                                               (354,155)      (354,155)
                               ------------   ------------   ------------   ------------   ------------


Balance, July 31, 1995           77,043,390   $      7,704   $  1,902,356   $ (2,701,522)  $   (791,462)
                               ============   ============   ============   ============   ============

Issuance for services             2,000,000            200        262,814                       263,014

Issuance for services               340,000             34          6,766                         6,800

Private placement                 8,182,833            818                                          818

Retired shares                   (2,055,556)          (205)       (92,294)                      (92,499)

Net loss for 1996                                                               (275,551)      (275,551)
                               ------------   ------------   ------------   ------------   ------------


Balance, July 31, 1996           85,510,667   $      8,551   $  2,079,642   $ (2,977,073)  $   (888,880)
                               ============   ============   ============   ============   ============

Video fee                           200,000   $         20   $      1,980   $        -0-   $      2,000

Legal fees                        2,548,867            254         37,979                        38,233

Retirement                       (2,548,867)          (254)                                        (254)

Net loss for 1997                                                               (170,924)      (170,924)
                               ------------   ------------   ------------   ------------   ------------

Balance, July 31, 1997           85,710,667   $      8,571   $  2,119,601   $ (3,147,997)  $ (1,019,825)
                               ============   ============   ============   ============   ============

Retired                         (24,757,233)        (2,475)                                      (2,475)

Net loss for 1998                                                                (96,900)       (96,900)
                               ------------   ------------   ------------   ------------   ------------

Balance, July 31, 1998           60,953,434   $      6,096   $  2,119,601   $ (3,244,897)  $ (1,119,200)
                               ============   ============   ============   ============   ============


SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                       Deficit
                           Common                                    Accumulated
                           Stock                       Additional       in the
                         Number of                      Paid in      Developmental
                           Shares         Amounts       Capital         Stage          Total
                        ------------   ------------   ------------   ------------   ------------

   ISSUANCE FOR:

Issuance for services      2,500,000   $        250   $     49,750   $        -0-   $     50,000

Net loss for 1999                                                        (210,594)      (210,594)
                        ------------   ------------   ------------   ------------   ------------

Balance, July 31, 1999    63,453,434   $      6,346   $  2,169,351   $ (3,455,491)  $ (1,279,794)
                        ============   ============   ============   ============   =============

Net loss for 2000                                                          (5,053)        (5,053)
                        ------------   ------------   ------------   ------------   ------------

Balance, July 31, 2000    63,453,434   $      6,346   $  2,169,351   $ (3,460,544)  $ (1,284,847)
                        ============   ============   ============   ============   =============

Issuance for services      3,250,000            325        147,175                       147,500

Issuance for services      2,000,000            200         99,800                       100,000

Net loss for 2001                                                        (383,922)      (383,922)
                        ------------   ------------   ------------   ------------   ------------

Balance, July 31, 2001    68,703,434   $      6,871   $  2,416,326   $ (3,844,466)  $ (1,421,269)
                        ============   ============   ============   ============   ============

Issuance for debt         10,000,000          1,000         74,000                        75,000

Issuance for services      1,250,000            125         51,125                        51,250

Net loss for 2002                                                        (247,997)      (247,997)
                        ------------   ------------   ------------   ------------   ------------

Balance, July 31, 2002    79,953,434   $      7,996   $  2,541,451   $ (4,092,463)  $ (1,543,016)
                        ============   ============   ============   ============   =============

Net loss for 2003                                                        (215,794)      (215,794)
                        ------------   ------------   ------------   ------------   ------------

Balance, July 31, 2003    79,953,434   $      7,996   $  2,541,451   $ (4,308,257)  $ (1,758,810)
                        ============   ============   ============   ============   =============

Issuance for services        200,000             20          5,980                         6,000

Net loss for 2004                                                        (252,861)      (252,861)
                        ------------   ------------   ------------   ------------   ------------

                          80,153,434   $      8,016   $  2,547,431   $ (4,561,118)  $ (2,005,671)
                        ============   ============   ============   ============   =============





      SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.


                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 2004, 2003 AND 2002
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                                                   CUMULATIVE
                                                                                                                  AMOUNTS FROM
                                                          2004               2003                2002               INCEPTION
                                                     -------------      --------------      -------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $   (252,861)      $     (215,794)     $    (247,997)       $    (4,561,118)
   Adjustment to reconcile net loss to net cash
     used by operating activities:
   Depreciation and amortization                            8,333                8,332              8,333                218,825
   Expenses paid through issuance of
     common stock by:
      Company                                                                      -0-             51,250                523,785
      Principal stockholder                                                        -0-                -0-                220,900
   Changes in operating assets and liabilities:
     Loans receivable                                                              -0-                -0-                 (2,000)
     Accounts payable and accrued expenses                137,309                3,762             27,806                414,469
                                                     ------------       --------------      -------------        ---------------

               NET CASH USED BY OPERATING
                   ACTIVITIES                            (107,219)           (203,700)           (160,608)            (3,185,139)
                                                     ------------       --------------      -------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fixed assets                                -0-                  -0-                -0-               (260,497)
                                                     ----------------   --------------      -------------        ---------------

               NET CASH USED BY INVESTING
                   ACTIVITIES                                 -0-                  -0-                -0-               (260,497)
                                                     ----------------   --------------      -------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - stockholder              100,000              211,588            158,702              1,768,576
   Payments to notes payable - stockholder                    -0-                  -0-            (75,000)              (126,667)
   Proceeds from issuance of common stock                     -0-                  -0-             75,000              1,804,760
                                                     ------------       --------------      -------------        ---------------

         NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                              100,000              211,588            158,702              3,446,669
                                                     ------------       --------------      -------------        ---------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                      (7,219)               7,888             (1,906)                 1,033

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              8,252                  364              2,270                    -0-
                                                     ------------       --------------      -------------        ---------------

         CASH AND CASH EQUIVALENTS AT
                   END OF YEAR                       $      1,033       $        8,252      $         364        $         1,033
                                                     ============       ==============      =============        ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest                     -0-                  -0-                -0-                 32,420




SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.



                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003


NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated on October 12, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January, 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees; research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning fuel gas and certain air pollutants and contaminants from building air, as well as other industrial uses and research relating to the production of hydrogen using a proprietary technology. The proprietary cleaning solution, for which we have been granted trademark protection under the name of Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe product and the production of hydrogen during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. The Company does not intend to continue its research and development efforts with respect to its rotary engine during the next 12-month period, unless it is able to raise the funds necessary to conduct such research, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of July 31, 2004, the Company had not been able to commercially utilize its engine technology, cleaning solution or hydrogen technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $2,005,671 as of July 31, 2004 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 2004. The limited amount of liquid resources available at July 31, 2004, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to July 31, 2004. However, management believes that the net liquid assets available at July 31, 2004 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuring twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to July 31, 2004 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technology and the general and administrative expenses to be incurred during the remaining development period. Potential


                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003


NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

sources of such working capital include: the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations); the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2005, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.115 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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






                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes. The Company accounts for investment tax credits using the flow-through method, thus reduces income tax expense in the year the related assets are placed in service.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:


                                                      July 31
                                     -------------------------------------------       Estimated
                                          2004                         2003           Useful Lives
                                     --------------                -------------     --------------

     Furniture                        $       2,098                $       2,098        7 years
     Equipment                              129,451                      129,451        5 years
     Leasehold improvements                      -0-                       3,947        3 years
     Patent                                 125,000                      125,000       15 years
                                       ------------                 ------------
                                            256,549                      260,496
     Less accumulated
           depreciation                     214,878                      210,492
                                       ------------                 ------------

                                       $     41,671                 $     58,004
                                       ============                 ============

Depreciation expense totaled $8,333 and $8,332 for the years ended July 31, 2004 and 2003, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                     JULY 31
                                     -------------------------------------
                                          2004                   2003
                                     --------------          -------------

      Professional fees              $       22,742          $      18,832
      Other                                       0                      0
                                     --------------          -------------
                                     $       22,742          $      18,832
                                     ==============          =============


                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENT
                             JULY 31, 2004 AND 2003


NOTE 5 - NOTES PAYABLE - STOCKHOLDER

Effective April 15, 1994, the Company issued a promissory note (the "First Note"), to Mr. Anthony Campo, the Chairman of the Board Executive Vice President, Secretary and Treasurer of the Corporation, to evidence cash advances of $79,300. The First Note provided for an interest rate of 6% on the unpaid balance and was due in equal installments for one-half of the principal amounts on April 15, 1996 and the remaining one-half on April 20, 1997. The First Note had warrants attached to purchase 1,666,667 shares of common stock at an excise price of $0.06 per common share and expired on April 30, 1997. On November 15, 1994, the Company issued a second promissory note (The "Second Note"), to Mr. Anthony Campo to evidence cash advances to the Company amounting to $100,000. The Second Note provided for an interest rate of 6% on the unpaid balance and was due in equal installments for one-half of the principal amount on April 15, 1997 and the remaining one-half on April 15, 1999. The Second Note had warrants attached to purchase 7,930,000 shares of common stock at an excise price of $0.01 per common share, which expired on April 30,1999.

Effective March 24, 1995, the Company restructured the obligations under the First Note and the Second Note by issuing a new note payable to Mr. Campo in the amount of $328,500. This restructured note (the "Third Note") provided for interest at a rate of 6% per year on the outstanding principal balance in equal quarterly installments of principal beginning March 24, 1995 through April 30, 1999. This Third Note was issued with warrants attached to acquire 32,850,000 shares of common stock at the excise price of $0.01 per share, which expired on April 30, 1999.

Effective October 20, 1995, the Company renegotiated the outstanding debt and interest owed to Mr. Campo under the Third Note. The new note (the" Fourth Note") bore interest at 7.5% per year and matured on July 1, 1999. The principal amount of $568,000 plus interest was convertible into common shares of the Company at $0.0075 per share. It was also agreed that any additional monies loaned to the Company would bear interest at 7.5% per year.

Effective August 1, 1998, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the Fourth Note with additional cash advances of $102,090 made by Mr. Campo, with accrued interest thereon at 7.5% per annum. The new note in the amount of $807.280 bore interest at 7.5% per annum matured on August 31, 2000 and carried a conversion feature of one share for each $0.0075 of debt converted. In March, 2000, Mr. Campo agreed to limit the number of shares for which he may convert the August 1, 1998 Note to 100,000,000 shares.

Effective August 1, 2000, the Company consolidated the outstanding principal and interest owed Mr. Campo under the August 1, 1998 Note. The new note in the amount of $1,193,294 bore interest at 7.5% per annum, matured on August 31, 2001 and carried a conversion feature of one share for each $0.0075 of debt converted. As of July 31, 2001, the note balance increased to $1,246,619 as additional funds were loaned to the Company by Mr. Campo.

Effective August 1, 2001, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 2000 Note. The new note in the amount of $1,337,552 bore interest at 7.5% per annum, matured on August 31, 2002 and carried a conversion feature of one share of each $0.0075 of debt


                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVEL0PMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003


NOTE 5 - NOTES PAYABLE - STOCKHOLDER (CONTINUED)

converted. As of July 31, 2002, the note balance decreased to $1,330,321, additional funds were loaned by Mr. Campo in the amount of $67.769 but he converted $75,000 of debt into equity.

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

The Company had defaulted on its principal payment due August 1, 2003 and its quarterly interest payments due November 1, 2000, February 1, 2001, May 1, 2001, August 1, 2002, November 1, 2002, February 1, 2003, and May 1, 2003. As of July 31, 2003, a total of $110,197 in unpaid interest was owed to Mr. Campo under the August 1, 2002 note.

Accordingly, the balances of the restructured obligations were classified as long-term debt at July 31, 2004 and 2003.

August 1, 2003, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 2002 Note. The new note in the amount of $1,652,106 bears interest at 7.5% per annum and matures on August 1, 2004. This note also carries the conversion feature of one share for each $0.0075 of debt converted, limited to 90,000,000 shares.

During the fiscal year ended July 31, 2004 Mr. Campo has advanced $100,000 at various times during the year. These notes also bear interest at 7.5% per annum. (See note 8)

NOTE 6 - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING

In October 1987, the Company issued 49,000,000 shares of common stock to Jerome Murray and 5,989 shares of common stock to another officer in consideration of $4,900 and $100, respectively. Payments for the shares were received in November 1989.

In an initial public offering of the company's common stock on February 26,1988, the Company sold 15,000,000 units at a price of $0.05 per unit. Each unit consisted on one share of common stock, one Class A redeemable common stock purchase warrant and one class B redeemable common stock purchase warrant. Proceeds, net of $220,900 of underwriting discounts and other registration costs, amounted to $529,100. Concurrent with the public offering, the Company issued warrants (the underwriter's warrants") to the underwriter for nominal consideration to purchase 1,500,000 units consisting of 1,500,000 shares of common stock and certain other warrants to purchase additional shares (the other warrants were not exercised and expired prior to July 31, 1991). The underwriter's warrants were exercisable through February 1993 at an exercise price of $0.0075 per unit. In February 1993, the Company received $37,500 from the exercise of 500,000 underwriter warrants pursuant to which, the Company issued 500,000 shares of common stock and 500,000 Class B stock purchase warrants, whose exercise price is 150% of the Class B warrants, or $0.225 per share, and expire on the same date as the Class B warrants.




                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003


NOTE 6 - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING (CONTINUED)

The Class A warrants were exercisable through October 25, 1992 (as last extended on June 25, 1991) at an exercise price of $0.10 per share. Effective for the sixty-day period from June 16, 1989, the Company reduced the exercise price of the Class A warrants to $0.45 per share. The Class B warrants were exercisable through March 11, 2001 at an exercise price of $0.15 per share. There were 3,779,425, 3,152,472, 409,000 and 21,000 Class A warrants exercised in fiscal years ending 1992, 1991, 1990 and 1989, respectively, at $.10 per share and 5,201,205 and 312,588 Class A. warrants exercised in 1990 and 1989, respectively at $.045 per share. The remaining 2,124,310 Class A warrants expired in 1991. There were 13,000, 64,000 and 25,000 Class B warrants exercised in 1993, 1991 and 1990, respectively, at $0.15 per share and 500,000 underwriter's warrants exercised in 1993 at $0.075 per share. Proceeds, net of solicitation costs, from exercises of Class A, Class B and underwriter's warrants were credited to stockholders' equity.

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


NOTE 7 - INCOME TAXES

At July 31, 2004, the Company had net operating loss carry forwards of approximately $4,000,000 available to reduce future federal taxable income, and tax credits of approximately $59,991 available to offset future federal income tax, that expire from 2004 through 2008.

Deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The utilization of these tax attributes is contingent upon the Company's ability to generate future taxable income and tax before the tax attributes expire as well as Internal Revenue Code limitations. As a result, a valuation allowance equal to the full extent of the deferred tax asset has been established. The change in the deferred tax asset (as well as the valuation account) was approximately $5,000 for the fiscal year ended July 31, 2003.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to July 31, 2004 the Company has consolidated the amount due to Tony Campo including accrued interest totaling $1,876,014. The new note shall pay interest at 7.5% per annum payable quarterly on November 1, February1, May 1, and August 1, with a balloon payment due August 1, 2005.






                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2004 AND 2003


NOTE 9 - RECLASSIFICATIONS

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.










                       BLANCHFIELD, KOBER & COMPANY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS