Form 10QSB
period 2004-10-31
MURRAY UNITED DEVELOPMENT CORP
filed 2004-12-14
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2004

                                       or

 / / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
                               --------------------    --------------------

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                  22-2856171
----------------------------------         ------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

P.O. Box 224, Landing, New Jersey                        07850
-----------------------------------------             -----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (908)  979-3025
                                                        ---------------

                                    No Change
-----------------------------------------------------------------------------
           (Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):

Yes    x          No
    -----------     ---------

(2) Has been subject to such filing requirements for the past 90 days.

Yes      X            No
    ----------           -------

80,153,434 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of December 10, 2004.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                    October 31, 2004            July 31, 2004
                                    ----------------           --------------

Current assets


Cash & cash equivalents                 $ 1,203                    $ 1,033
Loan Receivable                           2,000                      2,000
                                        -------                    -------
Total current assets                    $ 3,203                    $ 3,033


Furniture & equipment, at
cost, net of accumulated
depreciation                             39,588                     41,671
                                        -------                    -------
Total Assets                            $42,791                    $44,704
                                        =======                    =======







    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY




                                               October 1, 2004   July 31, 2004
                                               ---------------   -------------

Current liabilities:
    Accounts payable and Accrued Expenses       $     36,197     $    22,742
                                                -------------    ------------
    Total current liabilities                         36,197          22,742

Other liabilities:
     Accrued Interest Payable                         35,266         127,399
     Notes payable-other stockholder               1,890,305       1,752,106
     Accrued Compensation                            148,128         148,128
                                                -------------    ------------
    Total other liabilities                        2,073,699       2,027,633
                                                -------------    ------------
    Total liabilities                              2,109,896       2,050,375
                                                -------------    ------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     80,153.434 shares and  79,953,434                 8,016           8,016
                                                   2,547,431       2,547,431
Deficit accumulated in the development stage      (4,622,552)     (4,561,118)
                                                -------------    ------------
     Total stockholders' deficiency               (2,067,105)     (2,005,671)
                                                -------------    ------------

     Total Liabilities and Stockholders'
          Deficiency                            $     42,791     $    44,704
                                                =============    ============


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDITED)


                                                                   CUMULATIVE
                                                                     AMOUNTS
                                                                      FROM
                                      2004           2003          INCEPTION
                                --------------   ------------    -------------
Income
Interest income                    $        -     $        -      $    66,465
                                --------------   ------------    -------------

Total Income                                -              -           66,465

Expenses
Research and Development costs              -              -          876,771
Licensing fees-stockholder and
affiliate                                   -              -           57,260
General and administrative
expenses                               26,168         29,637        2,922,588
Interest expense-stockholder
and affiliate                          35,266         31,041          832,398
                                --------------   ------------    -------------
Total Expenses                        (61,434)       (60,678)      (4,689,017)
                                --------------   ------------    -------------

Net loss                           $  (61,434)    $  (60,678)     $(4,622,552)
                                --------------   ------------    -------------

Net loss per common share          $     (nil)    $     (nil)          (0.058)

Weighted average number of
common shares out standing          80,153,434     79,953,434      80,153,434
                                --------------   ------------    -------------






    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       THREE MONTHS ENDED OCTOBER 31, 2004 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)



                               Common                                    Deficit
                                Stock                  Additional     Accumulated in
                              Number of                 Paid in     the Developmental
                               Shares       Amounts     Capital          Stage            Total
                             -----------    -------    -----------     ------------     ------------
Balance July 31, 2004         80,153,434    $ 8,016    $ 2,547,431     $ (4,561,118)    $(2,005,671)
Net loss for the three
months ended 10/31/2004                                                     (61,434)        (61,434)
                             -----------    -------    -----------     ------------     ------------
                              80,153,434    $ 8,016    $ 2,547,431     $ (4,622,552)    $(2,067,105)
                             -----------    -------    -----------     ------------     ------------





    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                                 Cumulative
                                                           2004                2003            from Inception
                                                      ------------------------------------     --------------
Operating activities:
Net Loss                                                $ (61,434)          $ (60,678)            $(4,622,552)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciaiton and Amortization                               2,083               2,083                 220,908
Expenses paid through issuance of common stock by:
    Company                                                     -                   -                 529,785
    Principal Stockholder                                       -                   -                 220,900
Changes in operating assets and liabilities:
     Loan Receivable                                                                                   (2,000)
    Accounts Payable  Accrued Expenses                    (78,678)            (73,207)                219,594
                                                      --------------------------------------------------------
Net cash used in operating activities                    (138,029)           (131,802)             (3,433,365)
                                                      --------------------------------------------------------

Investing Activities:
    Purchase of furniture and  equipment                        -                   -                (260,497)
                                                      --------------------------------------------------------
Net cash provided by (used in) investing activities             -                   -                (260,497)
                                                      --------------------------------------------------------

Financing activities:
    Note payable to stock holder: Proceeds               $138,199            $124,697              $2,016,972
    Principal payments                                          -                   -                (126,667)
    Proceeds from the issuance of common stock (net)            -                   -               1,804,760
                                                      --------------------------------------------------------
Net cash provided by financing activities                 138,199             124,697               3,695,065
                                                      --------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          170              (7,105)                  1,203
Cash and cash equivalents, beginning of period              1,033               8,252                       -
                                                      --------------------------------------------------------
Cash and cash equivalents, end of period                 $  1,203            $  1,147              $    1,203
                                                      --------------------------------------------------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                          $      -            $      -              $   32,420
                                                      --------------------------------------------------------




    The accompanying notes are an integral part of the financial statements.

                      Murray United Development Corporation
                          NOTES TO FINANCIAL STATEMENTS
                            October 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and pursuant to the Regulation S-B of the Rules and Regulations of the Securities and Exchanged Commission. Certain financial information and footnote disclosure normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included in its Form 10-KSB for the year ended July 31, 2004.

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees; research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning flue gas and certain air pollutants and contaminants from building air, as well as other industrial uses; and research and development relating to production of hydrogen for use in hydrogen fuel cells. The proprietary cleaning solution, for which we have been granted trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe product and hydrogen technology during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. The Company does not intend to continue its research and development efforts with respect to its rotary engine during the next 12-month period unless it is able to raise the funds necessary to conduct such research, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 2004, the Company had not been able to commercially utilize its engine technology or cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $2,067,105 as of October 31, 2004 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2004. The limited amount of liquid resources available at October 31, 2004, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to October 31, 2004. However, management believes that, the net liquid assets available at October 31, 2004 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to October 31, 2004 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2005, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the July 31, 2004 Form 10-KSB

NOTE 4 - STOCKHOLDER'S EQUITY:

         Information as to stockholders' equity is set forth in the financial statements in the July 31, 2004 Form 10-KSB.


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


RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October13,1987 through October 31,2004 of $4,622,552. Our revenues from our inception on October13,1987 through October31,2004 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended October 31, 2004 and October 2003 as a result of a decrease in the amount of funds available for investment.

The cumulative loss from inception includes research and development costs of $876,771. Research and development costs were $0 in the quarters ended October 31, 2004 and October 31, 2003. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,922,588. General and administrative expenses decreased to $26,168 in the quarter ending October 31, 2004 from $29,637 in the quarter ending October 31, 2003, or a 12% decrease. Decreased general and administrative expenses can be attributed to decreased legal and other professional expenses.

Our cumulative loss from inception also includes past licensing fees of $0 during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $832,398 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $35,266 or a 14% increase in the quarter ending October 31,2004 from $31,041 in the quarter ending October 31,2003, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $61,434 in the period ended October 31, 2004 increased by $756, or 1.0%, over the net loss of $60,678 at October 31, 2003. Decreases in general and administrative costs caused the overall decrease.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2004, we had cash and short-term investments totaling $1,203(compared to liquid assets of $1,033 at July 31, 2004), a working capital increase of $170 (compared with a working capital decrease of $7,219 at July 31, 2004) and a total stockholders' deficiency of $2,067,105 (compared to a deficiency of $2,005,671 at July 31, 2004). The stockholders' deficiency increased due to the net loss of $61,434 incurred in the first quarter ended October 31, 2004.

At October 31, 2004, we had current liabilities in excess of current assets of $32,994. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at October 31, 2004 as well as July 31, 2004 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2004. Cash flows used by operating activities were $138,029 and $131,802 in the quarters ended October 31,2004 and October 31,2003, respectively. The limited amount of liquid resources available at October 31, 2004,and our inability to generate operating revenues and cash flows ,raise substantial doubts about our ability to continue as a going concern.


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

To date, the cost of the research at Penn State was approximately $9,000, and the cost of the research by the certified air quality laboratory was approximately $5,000. In addition, during fiscal 2003 and 2004 we incurred approximately $10,000 and $4,700, respectively, for research relating to Klenz Safe's ability to remove sulfur from flue burning smoke stacks. Funding for all such research was provided by loans to the Company from our Chairman, Mr. Anthony Campo.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds

In October 2004, we approved the issuance of 1 million shares of our Common Stock to Mr. John Bryne as consideration for consulting services rendered by Mr. Bryne since October 2003 and to be rendered through September 2005. Such shares will be issued to Mr. Bryne prior to December 31, 2004 and will be issued without registration pursuant to Section 4 (2) of the Securities Act of 1933. They will therefore be "restricted" securities, which may not be resold or otherwise transferred without registration under the securities laws or pursuant to an exemption from such registration requirements.

Item 3.  Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2004, in the amount of $1,876,014, which consolidated amounts we owed to Mr. Campo under our prior notes. The August 1, 2004 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2005.

We have defaulted on our quarterly interest payment due on November 1,2004. As of October 31, 2004, a total of $35,266 in unpaid interest was owed to Mr.
Campo under the August 1, 2004 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2004 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2004 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

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

                              MURRAY UNITED DEVELOPMENT CORPORATION
                              ---------------------------------------
                                          (Registrant)


                              By:  / s /  Dwight Foster
                                   ----------------------------
                                   Dwight Foster
                                   Chief Executive Officer

                              Dated:  December 13, 2004


                              By:  / s /  Anthony S. Campo
                                   Anthony S. Campo, Executive Vice President
                                   Secretary and Treasurer
                                   Chief Financial Officer

                              Dated:  December 13, 2004


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


                                   Dated:  December 13, 2004