Form 10QSB
period 2005-01-31
MURRAY UNITED DEVELOPMENT CORP
filed 2005-03-17
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2005

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                 22-2856171
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)


    P.O. Box 224, Landing, New Jersey                        07850
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (908) 979-3025

                                    No Change
            ---------------------------------------------------------
           (Former Name, Former Address, if changed since last report)

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

84,153,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of March 14, 2005.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS



                                    January 31, 2005       July 31, 2004
                                    ----------------      ---------------
Current assets

Cash & cash equivalents                     $  9,910             $  1,033
Loan Receivable                                2,000                2,000

Total current assets                        $ 11,910             $  3,033


Furniture & equipment, at
cost,net of accumulated
depreci                                       37,504               41,671
                                            --------             --------

Total Assets                                $ 49,414             $ 44,704
                                            ========             ========




    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS

                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                           January 31, 2005              July 31, 2004
                                                                           ----------------              -------------

     Accounts payable and Accrued Expenses                                            $ 21,574                     $ 22,742

                                                                        -----------------------      -----------------------

    Total current liabilities                                                           21,574                       22,742

Other liabilities:
     Accrued Interest Payable                                                           70,886                      127,399
     Notes payable-other stockholder                                                 1,926,254                    1,752,106
     Accrued Compensation                                                              148,128                      148,128
                                                                        -----------------------      -----------------------

    Total other liabilities                                                          2,145,268                    2,027,633
                                                                        -----------------------      -----------------------

    Total liabilities                                                                2,166,842                    2,050,375
                                                                        -----------------------      -----------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
   84,153,434 shares and  80,153,434                                                     8,416                        8,016
Additional paid-in capital                                                           2,566,199                    2,547,431
Deficit accumulated in the development stage                                        (4,692,043)                  (4,561,118)
                                                                        -----------------------      -----------------------

     Total stockholders' deficiency                                                 (2,117,428)                  (2,005,671)
                                                                        -----------------------      -----------------------

     Total Liabilities and Stockholders' Deficiency                                   $ 49,414                     $ 44,704
                                                                        =======================      =======================


The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004


                                   (UNAUDITED)



                                               2005                        2004
                                               ----                        ----
Income
Interest income                          $             -             $           $ -
                                         ----------------            ----------------

Total Income                                           -                           -

Expenses
Research and Development costs                         -                           -
Licensing fees-stockholder and
affiliate                                              -                           -
General and administrative
expenses                                          33,371                      28,443
Interest expense-stockholder and
affiliate                                         35,620                      31,606
                                         ----------------            ----------------
Total Expenses                                   (68,991)                    (60,049)
                                         ----------------            ----------------

Net loss                                 $       (68,991)            $       (60,049)
                                         ----------------            ----------------

Net loss per common share                $          (nil)            $          (nil)



    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE 0F INCEPTION)
                                   (UNAUDITED)



                                                                                         CUMULATIVE
                                                                                           AMOUNTS
                                                                                            FROM
                                              2005                 2004                   INCEPTION
                                              ----                 ----                   ---------
Income
Interest income                        $              -      $             -          $            66,465
                                       -----------------     ----------------         --------------------

Total Income                                          -                    -                       66,465

Expenses
Research and Development costs                        -                    -                      876,771
Licensing fees-stockholder and
affiliate                                             -                    -                       57,260
General and administrative
expenses                                         60,039               58,081                    2,956,459
Interest expense-stockholder and
affiliate                                        70,886               62,645                      868,018
                                       -----------------     ----------------         --------------------
Total Expenses                                 (130,925)            (120,726)                  (4,758,508)
                                       -----------------     ----------------         --------------------

Net loss                               $       (130,925)     $      (120,726)         $        (4,692,043)
                                       -----------------     ----------------         --------------------

Net loss per common share              $           (nil)     $           (nil)                     (0.055)

Weighted average number of
common shares out                            81,853,726           79,987,000                   84,153,434
                                       -----------------     ----------------         --------------------


    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          SIX MONTHS ENDED JANUARY 31, 2005 AND CUMULATIVE AMOUNTS FROM
                      OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)


                                               Common                                               Deficit
                                                Stock                           Additional       Accumulated in
                                              Number of                          Paid in       the Developmental
                                               Shares            Amounts         Capital             Stage              Total
                                            -----------       -----------      -----------       --------------     ------------
Balance July 31, 2004                        80,153,434           $ 8,016      $ 2,547,431        $ (4,561,118)     $(2,005,671)

Expenses paid by Issuance of Stock
Compensation                                  3,000,000             $ 300         $ 11,368                   -         $ 11,668
Exercise of Note Conversion Rights            1,000,000               100            7,400                   -            7,500

Net loss for the six months
ended 01/31/2005                                                                                       (130,925)        (130,925)
                                            -----------        ----------      -----------        -------------      ------------
                                            $84,153,434           $ 8,416      $ 2,566,199         $ (4,692,043)     $(2,117,428)





    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)



                                                                                                   Cumulative
                                                                    2005           2004          from Inception
                                                           ------------------------------------ ---------------
Operating activities:
Net Loss                                                       $ (130,925)       $(120,726)        $ (4,692,043)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciaton and Amortization                                        4,166            4,166              222,991
Expenses paid through issuance of common stock by:
    Company                                                                          6,000              523,785
    Principal Stockholder                                               -                -              220,900
Changes in operating assets and liabilities:
     Loan Receivable                                                                                     (2,000)
    Accounts Payable  Accrued Expenses                            (57,680)         (43,405)             356,789
                                                           -----------------------------------------------------
Net cash used in operating activities                            (184,439)        (165,965)          (3,369,578)
                                                           -----------------------------------------------------

Investing Activities:
    Purchase of furniture and  equipment                                -                -             (260,497)
                                                           -----------------------------------------------------
Net cash provided by (used in) investing activities                     -                -             (260,497)
                                                           -----------------------------------------------------

Financing activities:
    Note payable to stockholder: Proceeds                        $181,648        $ 158,698           $1,950,224
    Principal payments                                                  -                -             (126,667)
    Proceeds from the issuance of common stock (net)               11,668                -            1,816,428
                                                           -----------------------------------------------------
Net cash provided by financing activities                         193,316          158,698            3,639,985
                                                           -----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                8,877           (7,267)               9,910
Cash and cash equivalents, beginning of period                      1,033            8,252                    -
                                                           -----------------------------------------------------
Cash and cash equivalents, end of period                          $ 9,910            $ 985              $ 9,910
                                                           -----------------------------------------------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                                       $ -              $ -             $ 32,420
                                                           -----------------------------------------------------

Reduction of Shareholder Loan issued for Common Stock               7,500                -                 7500


                      Murray United Development Corporation
                          NOTES TO FINANCIAL STATEMENTS
                            January 31, 2004 and 2003


NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and pursuant to the Regulation S-B of the Rules and Regulations of the Securities and Exchanged Commission. Certain financial information and footnote disclosure normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included in its Form 10-KSB for the year ended July 31, 2004.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of January 31, 2005, the Company had not been able to commercially utilize its engine technology, cleaning solution or hydrogen technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $2,124,928 as of January 31, 2005 and have also generated significant working capital deficiencies from time to time.

Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2005. The limited amount of liquid resources available at January 31, 2005, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to January 31, 2005. However, management believes that, the net liquid assets available at January 31, 2005 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to January 31, 2005 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2007, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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


RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through January 31, 2005 of $4,680,375. Our revenues from our inception on October 13, 1987 through January 31, 2005 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended January 31, 2005 and January 31, 2004 as a result of a lack of funds available for investment.

The cumulative loss from inception includes research and development costs of $876,771. There were no research and development costs in the periods ended January 31, 2005 and

January 31, 2004. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,944,791. General and administrative expenses increased to $60,035 in the period ending January 31, 2005 from $58,081 in the period ending January 31,2004, or a 3.37% increase. Increase in general and administrative expenses can be attributed to compensation expenses issued for stock.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $868,018 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $70,886 in the period ending January 31, 2005 from $62,465 in the quarter ending January 31, 2004, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $119,257 in the period ended January 31, 2005 decreased by $1,469, or 1.2%, over the net loss of $120,726 in January 31, 2004. Decreases in general and administrative expense caused the overall decrease.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2005, we had cash and short-term investments totaling $9,910(compared to liquid assets of $1,033 at July 31, 2004), a working capital decrease of $8,877 (compared with a working capital decrease of $7,219 at July 31, 2004), and a total stockholders' deficiency of $2,124,928 (compared to a deficiency of $2,005,671 at July 31, 2004). The stockholders' deficiency increased due to the net loss of $119,251 incurred in the six months ended January 31, 2005.

At January 31, 2005, we had current liabilities in excess of current assets of $9,664. We have not been able to commercially utilize our engine, Klenz-Safe or hydrogen technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at January 31, 2005 as well as July 31, 2004 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2005. Cash flows used by operating activities were $172,771 and $165,965 in the periods ended January 31, 2005 and January 31, 2004, respectively. The limited amount of liquid resources available at January 31, 2005, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

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

Due to the success of the initial testing, Penn State Energy Institute applied to the U.S. Department of Energy for a grant to conduct a pilot test of Klenz-Safe's ability to capture sulfur in coal burning flue gas. Such grant request was not funded during the Department of Energy's 2003 funding period. During our fiscal year ended July 31,2004, Penn State informed us that the cost of further testing, which would be conducted in a working smoke stack to simulate actual conditions, would be approximately $100,000. We are currently attempting to form a business relationship with one of more third parties that may assist us in funding the cost of such testing; however, we are not able to provide any assurances that we will be able to enter into such a business relationship. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding the additional research.

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

HYDROGEN PRODUCTION TECHNOLOGY

In light of the energy plan of the Bush administration encouraging the use of hydrogen fuel cells in place of fossil fuels such as oils and gas, management has begun to investigate a technology that would produce hydrogen from sunlight through the use of a proprietary device and solution. The hydrogen gas produced would be used to supply on demand, low cost hydrogen fuel to hydrogen-oxygen fuel cells in order to meet stationary and mobile electric power requirements. Stationary uses would include residential and commercial heating systems, and mobile uses would include electric and hybrid fuel cell powered vehicles.

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

In February 2005 we filed a non provisional patent application with the PTO relating to our PGH Technology. No assurances can be given, however, that the PTO will grant our application.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds

On October 1, 2004, the Board of Directors approved the issuance of one (1) million shares of the Company's Common Stock to Mr. John Byrne for his services as a consultant to the Company between October 2003 and September 2005 in connection with the development of the Company's hydrogen technology. Such shares were issued to Mr. Byrne on November 30, 2004, and on such date the closing sale price of the Company's Common Stock was $.0065. Therefore, based solely on such closing sale price, the market value of the one (1) million shares issued to Mr. Byrne on the date of issuance was approximately $6,500. The shares issued to Mr. Byrne were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities. Such shares may not be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

         On November 5, 2004, the Board of Directors approved the issuance of two (2) million shares of the Company's Common Stock to the Company's Chief Executive Officer, Dwight Foster, in consideration for his having served as President of the Company from December 1998 to April 2002, as its Chief Executive Officer from April 2002 to the present, and as a Director of the Company from March 2000 to the present, in all such cases without any cash compensation. Such shares were issued to Mr. Foster on November 5, 2004, and on such date the closing sale price of the Company's Common Stock was $.0055. Therefore, based solely on such closing sale price, the market value of the two
(2) million shares issued to Mr. Foster on the date of issuance was approximately $11,000. The shares issued to Mr. Foster were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities. Such shares may not be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

         On December 17, 2004, Mr. Anthony Campo, the Chairman of the Board and Executive Vice President of the Company, exercised a right to convert $7,500 of indebtedness owed by the Company to Mr. Campo into 1,000,000 shares of our Common Stock. The number of shares for which Mr. Campo exercised his conversion right was computed at a rate of $.0075 for each such share of Common Stock. Mr. Campo's conversion right is contained in a Promissory Noted dated August 1, 2004 in the principal amount of $1,876,014 issued by the Company to Mr. Campo. Under the terms of the Promissory Note, Mr. Campo was given the right to convert all or any portion of the unpaid principal and/or interest of the Note of a rate of one share of Common Stock for each 3/4 of one cent of such principal and interest converted, up to a maximum of 90,000,000 shares. The terms of such Promissory Note are further described in our Form 10-KSB for the fiscal year ended July 31, 2004. The shares issued to Mr. Campo were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities. Such shares may not therefore be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

Item 3.  Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2004, in the amount of $1,876,014, which consolidated amounts we owed to Mr. Campo under our prior notes. The August 1, 2004 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2005.

We have defaulted on our quarterly interest payment due on November 1,2004 and February 1, 2005. As of January 31, 2005, a total of $70,482 in unpaid interest was owed to Mr. Campo under the August 1, 2004 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2004 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2004 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

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

         (B)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MURRAY UNITED DEVELOPMENT CORPORATION
                                       (Registrant)


                           By:       / s /  Dwight Foster
                                   ----------------------
                                   Dwight Foster
                                   Chief Executive Officer

                           Dated:  March 13, 2005


                           By:       / s /  Anthony S. Campo
                                   ----------------------
                                   Anthony S. Campo, Executive Vice President
                                   Secretary and Treasurer
                                   Chief Financial Officer

                           Dated:  March 13, 2005


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                       / s /  Anthony S. Campo
                                                             Anthony S. Campo,
                                                         Chairman of the Board


                                                          / s /  Dwight Foster
                                                       Dwight Foster, Director


                                                        / s /  Frank Pecorella
                                                     Frank Pecorella, Director


                                                         Dated:  March 13, 2005