Form 10QSB
period 2005-04-30
MURRAY UNITED DEVELOPMENT CORP
filed 2005-06-13
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2005

                                                     or

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                          --------------   -------------

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
                        --------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                               22-2856171
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. employer identification no.)
incorporation or organization)

   P.O. Box 224, Landing, New Jersey                       07850
-----------------------------------------                ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (908)  979-3025
                                                       ---------------
                                    No Change
           -----------------------------------------------------------
           (Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):
Yes    x          No
   --------         ---------

(2) Has been subject to such filing requirements for the past 90 days.

Yes    X          No
   ---------        ---------

84,153,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of June 13, 2005.

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS




                                              APRIL 30, 2005               JULY 31, 2004
                                              --------------               -------------
Current assets


Cash & cash equivalents                    $              5,814        $              1,033
Loan Receivable                                           2,000                       2,000
                                           --------------------        --------------------

Total current assets                       $              7,814        $              3,033


Furniture & equipment, at cost, net of
accumulated depreciation                                 35,421                      41,671
                                           --------------------        --------------------

Total Assets                               $             43,235        $             44,704
                                           ====================        ====================




                 The accompanying notes are an integral part of
                           the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY







                                                             APRIL 30, 2005               JULY 31, 2004
                                                             --------------               -------------
Current liabilities:
     Accounts payable and Accrued Expenses                             $ 11,548                     $ 22,742
                                                         -----------------------      -----------------------

    Total current liabilities                                            11,548                       22,742

Other liabilities:
     Accrued Interest Payable                                           106,660                      127,399
     Notes payable-other stockholder                                  1,938,754                    1,752,106
     Accrued Compensation                                               148,128                      148,128
                                                         -----------------------      -----------------------

    Total other liabilities                                           2,193,542                    2,027,633
                                                         -----------------------      -----------------------

    Total liabilities                                                 2,205,090                    2,050,375
                                                         -----------------------      -----------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
     84,153,434 shares and  80,153,434                                    8,416                        8,016
Additional paid-in capital                                            2,572,028                    2,547,431
Deficit accumulated in the development stage                         (4,742,299)                  (4,561,118)
                                                         -----------------------      -----------------------

     Total stockholders' deficiency                                  (2,161,855)                  (2,005,671)
                                                         -----------------------      -----------------------

     Total Liabilities and Stockholders' Deficiency                    $ 43,235                     $ 44,704
                                                         =======================      =======================







                 The accompanying notes are an integral part of
                           the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30 , 2005 AND 2004


                                   (UNAUDITED)



                                              2005                        2004
                                              ----                        ----

Income
Interest income                           $            -              $            -
                                         ----------------            ----------------

Total Income                                           -                           -

Expenses
Research and Development costs                         -                           -
Licensing fees-stockholder and affiliate               -                           -
General and administrative expenses               14,482                      33,740
Interest expense-stockholder and affiliate        35,774                      32,099
                                         ----------------            ----------------
Total Expenses                                   (50,256)                    (65,839)
                                         ----------------            ----------------

Net loss                                  $      (50,256)             $      (65,839)
                                         ----------------            ----------------

Net loss per common share                 $         (nil)             $         (nil)



                 The accompanying notes are an integral part of
                           the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED APRIL 30 , 2005 AND 2004
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE 0F INCEPTION)
                                   (UNAUDITED)





                                                                                                 CUMULATIVE
                                                                                                   AMOUNTS
                                                                                                    FROM
                                                  2005                 2004                       INCEPTION
                                                  ----                 ----                       ---------
Income
Interest income                              $           $ -       $            -           $           66,465
                                            -----------------     ----------------         --------------------

Total Income                                               -                    -                       66,465

Expenses
Research and Development costs                             -                    -                      876,771
Licensing fees-stockholder and affiliate                   -                    -                       57,260
General and administrative expenses                   74,521               91,821                    2,970,941
Interest expense-stockholder and affiliate           106,660               94,744                      903,792
                                            -----------------     ----------------         --------------------
Total Expenses                                      (181,181)            (186,565)                  (4,808,764)
                                            -----------------     ----------------         --------------------

Net loss                                     $    $ (181,181)      $     (186,565)          $       (4,742,299)
                                            -----------------     ----------------         --------------------

Net loss per common share                    $          (nil)      $         (nil)                      (0.055)

Weighted average number of
common shares outstanding                         82,720,770           80,042,079                   84,153,434
                                            -----------------     ----------------         --------------------





                 The accompanying notes are an integral part of
                           the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      NINE MONTHS ENDED APRIL 30 , 2005 AND CUMULATIVE AMOUNTS FROM OCTOBER
                          13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)





                                           Common                                                    Deficit
                                            Stock                          Additional            Accumulated in
                                          Number of                          Paid in            the Developmental
                                           Shares            Amounts         Capital                 Stage               Total
                                         -----------        ---------      -----------           --------------       -----------
Balance July 31, 2004                    80,153,434          $ 8,016       $ 2,547,428           $ (4,561,118)        $(2,005,674)
Expenses paid thru Issuance of Stock      3,000,000          $   300       $    17,200                                $    17,500
Debt converted into stock                 1,000,000              100             7,400           -                          7,500

Net Loss for the nine months
ended April 30, 2005                                                                                 (181,181)           (181,181)
                                        -----------          -------       -----------            ------------        ------------

Totals                                  $84,153,434          $ 8,416       $ 2,572,028            $ (4,742,299)       $(2,161,855)
                                        -----------          -------       -----------            ------------        ------------




                 The accompanying notes are an integral part of
                           the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED APRIL 30, 2005 AND 2004
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)


                                                                                                    CUMULATIVE
                                                                2005             2004              FROM INCEPTION
                                                           ------------------------------------   ----------------
Operating activities:
Net Loss                                                       $ (181,181)      $ (186,565)        $ (4,742,299)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciaton and Amortization                                        6,249            6,249              225,076
Expenses paid through issuance of common stock by:
    Company                                                                          6,000              541,265
    Principal Stockholder                                          17,500                -              220,900
Changes in operating assets and liabilities:
     Loan Receivable                                                                                     (2,000)
     Accounts Payable  Accrued Expenses                           (31,933)         (26,044)             266,336
                                                           -----------------------------------------------------
Net cash used in operating activities                            (189,365)        (200,360)          (3,490,722)
                                                           -----------------------------------------------------

Investing Activities:
    Purchase of furniture and  equipment                                -                -             (260,497)
                                                           -----------------------------------------------------
Net cash provided by (used in) investing activities                     -                -             (260,497)
                                                           -----------------------------------------------------

Financing activities:
    Note payable to stockholder: Proceeds                      $  194,148       $  194,698         $  2,072,921
    Principal payments                                             (7,500)               -             (134,167)
    Proceeds from the issuance of common stock (net)                7,500                -            1,818,279
                                                           -----------------------------------------------------
Net cash provided by financing activities                         194,148          194,698            3,757,033
                                                           -----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                4,781           (5,662)               5,814
Cash and cash equivalents, beginning of period                      1,033            8,252                    -
                                                           -----------------------------------------------------
Cash and cash equivalents, end of period                       $    5,814       $    2,590         $      5,814
                                                           -----------------------------------------------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                                $        -       $        -         $     32,420
                                                           -----------------------------------------------------


                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 2005 and 2004


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of April 30, 2005, the Company had not been able to commercially utilize its hydrogen or engine technology or its cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $2,161,855 as of April 30 , 2005 and have also generated significant working capital deficiencies from time to time.

Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2005. The limited amount of liquid resources available at April 30, 2005, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to April 30, 2005. However, management believes that the net liquid assets available at April 30, 2005 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to April 30 , 2005 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2007, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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


RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through April 30, 2005 of $4,742,299. Our revenues from our inception on October 13, 1987 through April 30, 2005 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended April 30, 2005 and April 30, 2004 as a result of a lack of funds available for investment.

The cumulative loss from inception includes research and development costs of $876,771. There were no research and development costs in the periods ended April 30, 2005 and

April 30, 2004. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $2,970,941. General and administrative expenses decreased to $74,521 in the period ending April 30, 2005 from $91,821 in the period ending April 30,2004, or a 18.8% decrease. Decreases in general and administrative expenses can be attributed to reduced professional fees.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $903,792 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $106,660 in the period ending April 30, 2005 from $94,344 in the quarter ending April 30, 2004, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $181,181 in the period ended April 30, 2005 decreased by $5,384, or 2.8%, over the net loss of $186,565 in April 30, 2004. Decreases in general and administrative expense caused the overall decrease.


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005, we had cash and short-term investments totaling $5,814(compared to liquid assets of $1,033 at July 31, 2004), an increase of $4,781 (compared with a decrease of $7,219 at July 31, 2004), and a total stockholders' deficiency of $2,161,855 (compared to a deficiency of $2,005,671 at July 31, 2004). The stockholders' deficiency increased due to the net loss of $181,181 incurred in the nine months ended April 30, 2005.

At April 30, 2005, we had current liabilities in excess of current assets of $3,734. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at April 30, 2005 as well as July 31, 2004 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2005. Cash flows used by operating activities were $189,365 and $200,360 in the periods ended April 30, 2005 and April 30, 2004, respectively. The limited amount of liquid resources available at April 30, 2005, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

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

On November 5, 2004, the Board of Directors approved the issuance of two (2) million shares of the Company's Common Stock to the Company's Chief Executive Officer, Dwight Foster, in consideration for his having served as President of the Company from December 1998 to April 2002, as its Chief Executive Officer from April 2002 to the date of grant, and as a Director of the Company from March 2000 to the date of grant, in all such cases without any cash compensation. Such shares were issued to Mr. Foster on November 5, 2004, and on such date the closing sale price of the Company's Common Stock was $.0055. Therefore, based solely on such closing sale price, the market value of the two
(2) million shares issued to Mr. Foster on the date of issuance was approximately $11,000. The shares issued to Mr. Foster were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities. Such shares may not therefore be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

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

Item 3.  Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2004, in the amount of $1,876,014, which consolidated amounts we owed to Mr. Campo under our prior notes. The August 1, 2004 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1,2005. We have defaulted on our quarterly interest payment due on November 1,2004, February 1, 2005 and May 1, 2005 As of April 30, 2005, a total of $106,660 in unpaid interest was owed to Mr. Campo under the August 1, 2004 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2004 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2004 Note into one share of our common stock for each $.0075 due under such note so converted. In addition, Mr. Campo has the right at any time to declare amounts due under such note immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information:

On May 23, 2005, Mr. Frank Pecorella resigned as a director of the Company. Mr. Pecorella's resignation resulted from a requirement by his employer that he terminate such position with the Company and not from any disagreement with management. Mr. Pecorella had served as a director of the Company since 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

         (31) (a) Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

              (b) Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002


         (32) (a) Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the arbanes-Oxley Act of 2002

              (b) Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by
              Section 906 of the Sarbanes-Oxley Act of 2002

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

                          MURRAY UNITED DEVELOPMENT CORPORATION
                          -------------------------------------
                                       (Registrant)


                          By:     /s/ Dwight Foster
                                  ------------------------
                                  Dwight Foster
                                  Chief Executive Officer

                          Dated:  June 13,2005


                          By:     /s/ Anthony S. Campo
                                  ------------------------
                                  Anthony S. Campo, Executive Vice President
                                  Secretary and Treasurer
                                  Chief Financial Officer

                          Dated:  June 13, 2005


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

                                                    /s/ Anthony S. Campo
                                                    ---------------------------
                                                        Anthony S. Campo,
                                                        Chairman of the Board


                                                    /s/ Dwight Foster
                                                    ---------------------------
                                                        Dwight Foster, Director




                                                    Dated:  June 13, 2005