Form 10KSB
period 2005-07-31
MURRAY UNITED DEVELOPMENT CORP
filed 2005-10-28
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark One)

 /x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 For the fiscal year ended July 31, 2005

                                       or

 / / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the transition period from N/A to N/A

                        Commission File Number 3319048NY

                         MURRAY UNITED DEVELOPMENT CORP.
                         (Name of Small Business Issuer)

             Delaware                                    222856171
(State of incorporation or organization)    (I.R.S. employer identification no.)


                P.O. Box 224, Landing, New Jersey         07850
             (Address of principal executive offices)   (Zip Code)

         Issuer's telephone number, including area code: (908) 979-3025


Securities registered under Section 12(b) of the  Exchange Act:   NONE


Securities registered under Section 12(g) of the Exchange Act:    NONE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive information or proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

The Issuer did not have any revenues during its fiscal year ended July 31, 2005.

As of October 24, 2005, the aggregate market value of the registrant's Common Stock held by non affiliates of the Issuer as computed by reference to the closing price of such stock on such date was approximately $ 867,683.

84,253,434 shares of the Issuer's Common Stock were outstanding as of October 24, 2005.

Transitional Small Business Disclosure Format:

Yes    No  X

Documents incorporated by Reference:  NONE

                      INDEX TO FORM 10-KSB -- Parts I - III

Part I-
                                                                                                   Page
         - Item 1.                  Description of Business                                          4
         - Item 2.                  Properties                                                      19
         - Item 3.                  Legal Proceedings                                               19
         - Item 4.                  Submission of Matters to a Vote of Security Holders             19

Part II
         -  Item 5.                 Market for Common Equity and Related Stockholder Matters        19
         -  Item 6.                 Management's Discussion and Analysis or Plan of Operation
         -  Item 7.                 Financial Statements                                            20
         -  Item 8.                 Changes in and Disagreements With Accountants on Accounting     26
                                    and Financial Disclosure
         -  Item 8A.                Controls and Procedures                                         26

Part III
         -  Item 9.                 Directors, Executive Officers, Promoters and Control Persons;
                                    Compliance with Section 16(a) of the Exchange Act               27
         -  Item 10.                Executive Compensation                                          29
         -  Item 11.                Security Ownership of Certain Beneficial Owners and
                                    Management                                                      31
         -  Item 12.                Certain Relationships and Related Transactions                  32
         -  Item 13.                Exhibits                                                        34
         -  Item 14                 Principal Accountant Fees and Services                          37

          Signatures
          Index to Financial Statements
          Exhibit 31(a) (Certification required under the Section 302 of the
          Sarbanes-Oxley Act of
          2002)
          Exhibit 31(b) (Certification required under the Section 302 of the Sarbanes-Oxley Act of
          2002)
          Exhibit 32(a) (Certification required under the Section 906 of the
          Sarbanes-Oxley Act of 2002)
          Exhibit 32(b) (Certification required under the Section 906 of the
          Sarbanes-Oxley Act of 2002)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

DEVELOPMENT STAGE COMPANY; LIMITED OPERATING HISTORY.

We are a development stage company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $4,827,999 at July 31, 2005. We have never generated any operating revenues, and our technologies may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed any revenues during that period. We cannot predict when, if ever, we will become profitable.

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

         As of July 31, 2005, we had cash and liquid investments valued at only $ 170 and a working capital deficit of $ 11,648. To date, we have generated minimal revenues, and we anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we may be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail our research efforts significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, products or potential markets. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

In addition, among other things, we cannot assure you that:

     o our patent applications will result in the issuance of patents;
     o any patents issued or licensed to us will be free from challenge and, if challenged, would be held to be valid;
     o any patents issued or licensed to us will provide commercially significant protection for our technologies, products and processes;
     o other companies will not independently develop substantially equivalent technologies that are not covered by our patent rights;
     o other companies will not obtain access to our know-how;
     o other companies will not be granted patents that may prevent the commercialization of our technologies; or
     o we will not require licensing and the payment of significant fees or royalties to third parties for the use of their intellectual property in order to enable us to conduct our business.


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

         Recent political and social turmoil, including the terrorist attacks of September 11, 2001, the conflict in Iraq and the current unrest in the Middle East, can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions may make it difficult for us to plan future business activities.

OUR MANAGEMENT HAS SIGNIFICANT CONTROL OF OUR COMMON STOCK AND COULD SIGNIFICANTLY INFLUENCE OUR ACTIONS IN A MANNER THAT CONFLICTS WITH OUR INTERESTS AND THE INTERESTS OF OTHER STOCKHOLDERS.

         As of July 31, 2005, our executive officers, directors and affiliated entities together beneficially owned approximately 62.58 % of the outstanding shares of our common stock, assuming the exercise of options, warrants and a conversion right held by these stockholders. As a result, these stockholders, acting together, are able to exercise significant influence over matters requiring approval by our stockholders.

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

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" REGULATIONS WHICH MAY AFFECT THE ABILITY OF OUR STOCKHOLDERS TO SELL THEIR SHARES.

         In general, regulations of the SEC define a "penny stock" to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The regulations relating to penny stock impose additional sales practice requirements on broker-dealers that sell such securities to persons other than certain qualified investors. For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC. Accordingly, the ability of holders of our common stock to sell their shares in the secondary market may also be adversely affected.

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

         In October 1987 we acquired from our predecessor, Rotorcam Technology Corp., an assignment of license under which we obtained the exclusive right and license to exploit all existing technology relating to the Rotorcam Engine, which had previously been licensed to Rotorcam Technology Corp. by one of our former officers. From our inception in 1988 through fiscal 2000, we were engaged in research, design and development relating solely to the Rotorcam Engine technology. During such period, we spent approximately $840,000 on such research and development. However, due principally to the lack of any operating revenue or other sources of funding, we did not incur any expenses for research and development for the Rotorcam Engine during our last five fiscal years.

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

         The Registration Statement, together with the qualification or exemptions from qualification obtained in several states where holders of our Class B Warrants reside, permit such holders to exercise their Class B Warrants under the laws of the United States and those states where we have either qualified or obtained an exemption from qualifying the shares of our Common Stock for which the are exercisable. To date, however, none of such Class B Warrant holders have exercised their Class B Warrants due principally to the fact that, with limited exceptions, the market price of our Common Stock has been lower than the exercise price of the Class B Warrants since the effective date of the Registration Statement.

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

         Due to the success of the initial testing, Penn State Energy Institute applied to the U.S. Department of Energy for a grant to conduct a pilot test of Klenz-Safe's ability to capture sulfur in coal burning flue gas. Such grant request was not funded during the Department of Energy's 2003 funding period. During our 2004 fiscal year, Penn State informed us that the cost of further testing, which would be conducted in a working smoke stack to simulate actual conditions, would be approximately $100,000. We are currently attempting to form a business relationship with one of more third parties that may assist us in funding the cost of such testing; however, we are not able to provide any assurances that we will be able to enter into such a business relationship. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding the additional research.

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

o Flue and combustion gas scrubbing.

         We are currently seeking to form a business relationship with one of more third parties that may assist us in funding the cost of further testing of Klenz-Safe's ability to remove contaminants from building air on a cost effective basis; however, we are not able to provide any assurances that we will be able to enter into such a business relationship. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding such additional testing.

         We are also presently continuing to demonstrate Klenz-Safe to potential end-user customers. At such customers' requests, we are performing further tests on Klenz-Safe to determine its ability to meet the particular intended applications of such customers.

         To date, the cost of the research at Penn State was approximately $9,000, and the cost of the research by the certified air quality laboratory was approximately $5,000. We did not incur any expense for research and development relating to our Klenz Safe technology during either fiscal 2005 or 2004.

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

         In October 2003, but effective as of July 18, 2003, we entered into Consulting Agreements with each of the Inventors (the "Consulting Agreements") pursuant to which the Inventors agreed to assist the Company in obtaining grants from and/or contracts with third parties for research and development relating to the PGH Technology and in obtaining a patent on the technology described in the Provisional Patent Application. Mr. George Johnson's services under his Consulting Agreement have terminated due to his death, and Mr. William Johnson's services have been suspended indefinitely for personal reasons.

         In October 2004, we transferred the apparatus for our PGH Technology to the University of Kansas for purposes of conducting further testing of the ability of our PGH Technology to produce hydrogen. Our discussions with the University have now been discontinued, and we are presently seeking other parties to continue such testing.

         During fiscal 2004, we spent approximately $ 8055 on research relating to the PGH Technology. Funding for such research was provided by loans from our Chairman. We did not incur any expense for research and development of our PGH Technology during fiscal 2005.

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

         In October 2003, we engaged George Johnson and William L. Johnson as consultants to the Company to engage in research and development of the Company's hydrogen technology. George Johnson's services have been terminated due to his death, and William L. Johnson's services have been suspended indefinitely for personal reasons.

         In October 2003, we engaged John Byrne to assist us in identifying, and coordinating and negotiating with, third parties that may form business affiliations with the Company for purposes of developing and/or marketing the Company's Klenz-Safe and PGH Technologies. In consideration of his services, we agreed to issue to Mr. Byrne one million shares of our Common Stock. Such shares were issued on November 30, 2004. We also agreed to issue an additional one million shares of such Common Stock within 30 days after the Company derives at least $250,000 of revenue resulting from business relationships between Company and one or more of third parties introduced to us by Mr. Byrne.

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

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

         Under legal settlements signed in 1993 and 1996 with the Murrays, we patents pending. Of these seven U.S. patents, three remain in effect and four have expired due to lack of funds necessary to maintain such patents. Each of the foreign patents and the rights to patents pending have also expired due to a lack of funds necessary to acquire or maintain such patents.

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

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE

         We have presently suspended further testing of Klenz-Safe's ability to remove sulfur and other contaminating materials from coal-burning flue gas and to remove contaminants from building air due to a lack of funds to conduct such testing. However, we are continuing to attempt to form business relationships with one or more third parties that may assist us in funding the cost of such testing. We are not able to provide any assurances that we will be able to enter into such a business relationship. Moreover, even if we are able to enter into such a business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist us in funding such additional testing. We are also seeking to form alliances with power plants that may be willing to conduct on-site testing.

         Additionally, we are continuing to demonstrate Klenz-Safe to potential end-user customers to demonstrate its ability to meet intended applications of such customers.

         We had previously transferred the apparatus for our PGH Technology to the University of Kansas for the purpose of conducting further testing on its ability to produce hydrogen. Our discussions with the University have now been discontinued and we are presently seeking other parties to continue such testing.

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our Common Stock has been traded in on the over-the-counter market since March 24, 1988 and is quoted on the OTC Bulletin Board under the symbol MRAY. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commission, for the periods indicated below are:

                               Year Ended July 31,
                   ----------------------------------------
                         2005                      2004
                   ---------------           --------------
                     High     Low             High    Low
                   ------- -------           ------  ------
1st Quarter        $ 0.009 $ 0.003           $0.033  $0.017
2nd Quarter        $ 0.035 $ 0.015           $0.019  $0.011
3rd Quarter        $ 0.025 $ 0.01            $0.021  $0.012
4th Quarter        $ 0.015 $ 0.008           $0.012  $0.006

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

         As of October 26, 2005 there were approximately 829 holders of record of our Common Stock. We have not paid any dividends on our Common Stock during either of the past two fiscal years and have no intention of paying dividends during the forthcoming fiscal year.

         On November 5, 2004, we issued 2,000,000 shares of our Common Stock to Mr. Dwight Foster. Such shares were issued as compensation for his services as Chief Executive Officer and a Director of the Company. Such shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities, which may not be resold or otherwise transferred without registration under the securities laws or pursuant to an exemption from such registration requirements. There were no transactions in the Company's Common Stock on November 5, 2004. However, the average of the closing bid and asked prices of such Common Stock on November 5, 2004 was $ 0.0050. Based solely on such average price, the value of the grant to Mr. Foster was therefore approximately $10,000.

         On November 30, 2004, we issued one million shares of our Common Stock to Mr. John Byrne as consideration for consulting services rendered by Mr. Byrne between October 2003 and September 2005. Such shares were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities, which may not be resold or otherwise transferred without registration under the securities laws or pursuant to an exemption from such registration requirements. On November 30, 2004, the closing price of our Common Stock as quoted on the Over the Counter Bulletin Board was $
0.0065 per share. Based solely on such price, the value of the issuance to Mr. Byrne was therefore $6,500.

         On December 17, 2004, Mr. Anthony Campo, the Chairman of the Board and Executive Vice President of the Company, exercised a right to convert $7,500 of indebtedness owed by the Company to Mr. Campo under a Promissory Note dated August 1, 2004 (the "2004 Note") into 1,000,000 shares of our Common Stock. Under the terms of the 2004 Note, Mr. Campo was given the right to convert all or any portion of the unpaid principal of and/or interest on the 2004 Note at a rate of one share of Common Stock for each 3/4 of one cent of such principal and interest converted, up to a maximum of 90,000,000 shares. The shares issued to Mr. Campo upon such conversion were issued without registration pursuant to
Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities, which may not be resold or otherwise transferred without registration under the securities laws or pursuant to an exemption from such registration requirements.

         On September 20, 2005 we issued 100,000 shares of our Common Stock to Mr. Carmine Vano as consideration for his agreement to serve as a Director of the Company. The shares issued to Mr. Vano were issued without registration pursuant to Section 4(2) of the Securities act of 1933 and are therefore "restricted" securities. The closing price of the Company's Common Stock on the date the shares were issued to Mr. Vano was $.018 per share. Based solely on such market price, the value of the shares issued to Mr. Vano was $1,800.

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

RESULTS OF OPERATIONS

         We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through July 31, 2005 of $4,828,000. Our revenues from our inception on October 13, 1987 through July 31, 2005 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended July 31, 2005 and July 31, 2004 as a result of the unavailability of funds for investment.

         The cumulative loss from inception includes research and development costs of $876,771. Research and development costs in the periods ended July 31, 2005 and July 31, 2004 were $0 and $ 8,055, respectively. We have had to reduce substantially our research and development activities due to liquidity problems.

         Our cumulative loss from inception includes general and administrative expenses of $3,020,278. General and administrative expenses increased to $ 123,858 in the period ended July 31, 2005 from $117,407 in the period ended July 31, 2004, or a 5.49% increase. Decreased general and administrative expenses can be attributed to decreased legal and other professional expenses.

         Our cumulative loss from inception also includes past licensing fees, of which there were none during the period ended July 31, 2005, and, cumulatively, $57,260 since inception.

         The cumulative loss from inception also includes interest expense of $940,156 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $143,024 in the period ending July 31, 2005 from $127,399 in the twelve (12) month period ended July 31, 2004, primarily as a result of increased loans to us by our chairman and principal stockholder.

         Our net loss of $266,882 in the period ended July 31, 2005 increased by $14,020, or 5.54%, over the net loss of $252,861 for the period ended July 31, 2004. Decreases in professional fees and research costs caused the overall decrease.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2005, we had cash and short-term investments totaling $170 (compared to liquid assets of $1033 at July 31, 2004), a working capital increase of $8,061 (compared with a working capital decrease of $7,219 at July 31, 2004), and a total stockholders' deficiency of $2,247,544 (compared to a deficiency of $2,005,671 at July 31, 2004). The stockholders' deficiency increased due to the net loss of $266,882 incurred in the twelve months ended July 31, 2005.

         At July 31, 2005, we had current liabilities in excess of current assets of $ 11,648. We have not been able to commercially utilize our Rotorcam Engine, Klenz-Safe or hydrogen technologies to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at July 31, 2005 as well as July 31, 2004 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 2005. Cash flows used by operating activities were $73,612 and $107,219 in the periods ended July 31, 2005 and July 31, 2004, respectively. The limited amount of liquid resources available at July 31, 2005, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS AND LONG-TERM CONTRACTUAL OBLIGATIONS

         We do not have any off-balance sheet arrangements or long-term contractual obligations.



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

         Due to the success of the initial testing, Penn State Energy Institute applied to the U.S. Department of Energy for a grant to conduct a pilot test of Klenz-Safe's ability to capture sulfur in coal burning flue gas. Such grant request was not funded during the Department of Energy's 2003 funding period. During our 2004 fiscal year, Penn State informed us that the cost of further testing, which would be conducted in a working smoke stack to simulate actual conditions, would be approximately $100,000. We are currently attempting to form a business relationship with one of more third parties that may assist us in funding the cost of such testing; however, we are not able to provide any assurances that we will be able to enter into such a business relationship. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding the additional research.

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

o  Flue and combustion gas scrubbing.

         To date, the cost of the research at Penn State was approximately $9,000, and the cost of the research by the certified air quality laboratory was approximately $5,000. In addition, during fiscal 2005 and 2004 we incurred $0 and approximately $4,700, respectively for research relating to Klenz Safe's ability to remove sulfur from flue burning smoke stacks. Funding for all such research was provided by loans to the Company from our Chairman, Mr. Anthony Campo.

         We have presently suspended further testing of Klenz-Safe's ability to remove sulfur and other contaminating materials from coal-burning flue gas and to remove contaminants from building air due to a lack of funds to conduct such testing. However, we are continuing to attempt to form business relationships with one or more third parties that may assist us in funding the cost of such testing. We are not able to provide any assurances that we will be able to enter into such a business relationship. Moreover, even if we are able to enter into such a business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist us in funding such additional testing. We are also seeking power plants that may be willing to conduct on-site testing.

         Additionally, we are continuing to demonstrate Klenz-Safe to potential end-user customers to demonstrate its ability to meet intended applications of such customers.

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

         In October 2003, but effective as of July 18, 2003, we entered into Consulting Agreements with each of the Inventors (the "Consulting Agreements") pursuant to which the Inventors agreed to assist the Company in obtaining grants from and/or contracts with third parties for research and development relating to the PGH Technology and in obtaining a patent on the technology described in the Provisional Patent Application. Mr. George Johnson's services under his Consulting Agreement have terminated due to his death, and Mr. William Johnson's services have been suspended indefinitely for personal reasons.

         In October 2004, we transferred the apparatus for our PGH Technology to the University of Kansas for purposes of conducting further testing of the ability of our PGH Technology to produce hydrogen. However, our discussions with the University have been discontinued, and we are presently seeking other parties to continue such testing.

         During fiscal 2005 and 2004, we spent $0 and approximately $8,055, respectively, on research relating to the PGH Technology. Funding for such research was provided by loans from our Chairman.

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

         On October 20, 2004 we filed a report on Form 8-K disclosing that the firm of Albrecht, Viggiano, Zureck & Company, P.C. had resigned as our auditors effective October 15, 2004 and that we had engaged the firm of Blanchfield, Kober & Company, P.C. as independent public accountants for the Company's fiscal year ended July 31, 2004. There were no disagreements with Albrecht, Viggiano, Zureck & Company, P.C. during any period in which such firm had acted as the Company's independent public accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

             The Company is a development state company and currently has no revenues, significant assets or independent operations. Its current Chief Executive Officer, Dwight Foster, and its current Chief Financial Officer, Anthony Campo, are the only individuals who accumulate financial information required to be disclosed in the Company's financial reports. Since Mr. Foster and Mr. Campo are the only individuals who accumulate such information, they have concluded that the information they accumulate is obtained by them in such a manner as to permit them to make timely decisions regarding disclosure. They have also concluded that the Company's controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the periods required by the Exchange Act.

             No significant changes in the Company's financial controls over financial reporting have come to management's attention during the Company's previous fiscal quarters that have materially affected or are likely to materially affect the Company's internal control over financial reporting.

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


                                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         In December 1998, Mr. Anthony Campo resigned as President and Chief Executive Officer of the Company but remained as Chairman of the Board. Upon Mr. Campo's resignation, the Board appointed Mr. Dwight Foster as President and CEO and Mr. Campo as Executive Vice President, Secretary and Treasurer. In December 1998, the Board also appointed Mr. Frank Pecorella as a Director of the Company. In April 2000, the Board appointed Mr. Dwight Foster as a Director of the Company to replace Mr. Thomas Caltabiano, who resigned as a Director in April 2000. In April 2002, the Board appointed Robert Van Dine as President to replace Mr. Foster who simultaneously resigned such office but who remains the Chief Executive Officer of the Company. In May 2005, Mr. Frank Pecorella resigned as a Director of the Company for personal reasons. In September 2005, the Board appointed Mr. Carmine Vano to replace Mr. Pecorella. Our present executive officers and directors, their ages and present positions are as follows:





                                                           First Year
Name                Age         Position                   Elected/Appointed
-------------      ----         -----------------------    ------------------
Anthony Campo       65          Chairman of the            1993
                                Board, Executive
                                Vice President,
                                Secretary and Treasurer

Dwight Foster       56          Director and               2000
                                Chief Executive Officer

Robert Van Dine     54          President                  2002

Carmine Vano        59          Director                   2005

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


ROBERT VAN DINE

         Mr. Robert Van Dine was appointed President of the Company in April 2002. From approximately June 1998 to the present Mr. Van Dine has been a consultant providing engineering and administrative services to two start-up biotechnology companies. From January 2000 to the present Mr. Van Dine has also been a consultant to the Company. providing engineering and administrative services to us as well. From 1994 to 1998 Mr. Van Dine was employed as President by IMC, Inc., a manufacturing technology consulting firm. Mr. Van Dine is a graduate of the U.S. Naval Academy where he earned a Bachelor of Science degree in engineering in 1973. Mr. Van Dine has served tours both in Vietnam and the Middle East.

CARMINE VANO

         Mr. Carmine Vano was appointed as a Director of the Company in September 2005. From 1963 to the present, Mr. Vano has owned and operated Roman Concrete Corp., a concrete contracting company located on Long Island, New York. He is also a principal and manager of AMC Realty Properties Company, LLC and CNV Realty Company, LLC, which own two shopping centers and an industrial building on Long Island, New York.

         There are no family relationships among our directors and officers.

CODE OF ETHICS

         The Company has not yet adopted a code of ethics for its principal executive officer, and its principal financial and accounting officer due to the small number of individuals involved with the Company and due to the fact that the Company operates principally through consultants with only one employee. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

Item 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows for the last three fiscal years compensation information for our Chief Executive Officer. No compensation was awarded during any of such fiscal years to any executive or other officer of the Company or any other individual serving in a similar capacity.

NAME AND PRINCIPAL POSITION         YEAR       RESTRICTED STOCK AWARD
------------------------------      ----       ----------------------
Dwight Foster, Chief Executive      2005       $ 10,000
Officer                             2004       $ - 0 -
                                    2003       $ - 0 -

         On April 11, 2002, the Board of Directors approved the issuance of a non-qualified stock option (the "Option") for 6 million shares of the Company's Common Stock to Dwight Foster, the Chief Executive Officer and a Director of the Company.

         The Option granted to Mr. Foster was exercisable, cumulatively, at an exercise price of $0.02 per share in accordance with the following schedule of vesting: 1 million shares on October 11, 2002; 1 million shares on April 11, 2003; 1 million shares on October 11, 2003; 1 million shares on April 11, 2004; 1 million shares on October 11, 2004; and 1 million shares on April 11, 2005. Since April 11, 2005 the Option has been exercisable for all optioned shares.

                                       40
         The Option will expire 10 years after the date of grant. The Option issued to Mr. Foster was issued without registration pursuant to Section 4(2) of the Securities Act of 1933. The closing price of the Company's Common Stock on the date the Option was granted to Mr. Foster was $.041 per share.

         No options or stock appreciation rights have been granted during the last three fiscal years to any other executive or non executive officer or to any Director of the Company.

         The following table indicates the total number and value of exercisable and unexercisable stock options held by all Executive Officers as of July 31,2005.

-------------------------------------------------- ----------------------------------------
                     Number of Securities                     Value of Unexercised
                    Underlying Unexercised                    In-the-Money Options
                 Options at Fiscal Year-End(#)               At Fiscal Year-End (1)
                ------------------------------          -------------------------------
Name           Exercisable          Unexercisable       Exercisable          Unexercisable
-------------------------------- ----------------- ---------------------- -----------------
Dwight Foster   6,000,000               - 0 -              $0.00                 $0.00
-------------------------------- ----------------- ---------------------- -----------------

(1) Based on the OTC Bulletin Board last sales price for our common stock on July 29, 2005 in the amount of $ 0.008 per common share.

         None of our directors received any compensation for serving in such capacity during our last fiscal year.

         On September 20, 2005 we issued 100,000 shares of our Common Stock to Mr. Carmine Vano in consideration for his agreement to serve as a Director of the Company. The shares issued to Mr. Vano were issued without registration pursuant to Section 4(2) of the Securities act of 1933 and all therefore "restricted" securities. The closing price of the Company's Common Stock on the day the shares were issued to Mr. Vano was $.018 per share. Based solely on such market price, the value of the shares issued to Mr. Vano was $1,800.


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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We have provided below information as of October 24, 2005 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Name and                     Amount and
Address of                   Nature of                Percent
Beneficial Owner (1)(2)  Beneficial Ownership       of Class (%)
----------------------   --------------------      -------------
Anthony S. Campo (3)          102,731,100             58.87

Dwight Foster (4)               8,096,500              8.97

Robert Van Dine                 2,000,000              2.37

Carmine Vano                      130,000              0.15

All Directors and
Executive Officers
as a Group (4 persons)        112,957,600             62.58


(1) Unless otherwise indicated, the address of each beneficial owner is in care of the Company, P.O. Box 224, Landing, New Jersey 07850.

(2) Except as indicated below, all of such persons have sole investment and voting power over the shares listed as being owned by them. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities, which may be acquired by such person within 60 days from the date of this Report upon the exercise of options, or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, or convertible securities that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days of this Report have been exercised or converted.

(3) In addition to 5,570,000 shares owned individually by Mr. Campo, includes
(i) 2,150,000 shares held by Mr. Campo's wife, (ii) 4,772,400 shares held by Mr. Campo's children, (iii) 1,100,000 shares that may be acquired by Mr. Campo upon the exercise of Class B Warrants, (iv) 138,700 shares that may be acquired by the children of Mr. Campo upon exercise of Class B Warrants , and (v) 89,000,000 shares that may be acquired by Mr. Campo upon the conversion of his Promissory Note from the Company dated August 1, 2005 (see "Certain Transactions".)

(4) In addition to 2,075,000 shares owned individually by Mr. Foster, includes 21,500 shares held by Mr. Foster's wife and 6,000,000 shares that may be acquired by Mr. Foster within sixty(60) days upon exercise of the stock option granted to him on April 11, 2002.

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

         We subsequently issued a new promissory note to Mr. Campo, dated August 1, 1998, in the amount of $807,280, which consolidated amounts owed under the October 20, 1995 Note; accrued interest on such note to July 31, 1998 in the amount of $122,070; cash advances made by Mr. Campo to us or on our behalf between October 20, 1995 and July 31, 1998 in the amount of $60,090; cash advances in the amount of $42,000 made by Mr. Campo between May 6, 1993 and July 14, 1993 for which he had not previously been credited; and interest on such 1993 advances through July 31, 1993 in the amount of $15,120. The August 1, 1998 note bore interest at 7.5% per annum and matured on August l, 2000. The note was convertible into our Common Stock at a conversion rate of one share of our Common Stock for each $.0075 in principal amount of the note converted up to a maximum of 100 million shares.

         In September 2000, the Board approved the issuance of a new Note to Mr. Campo dated August 1, 2000 in the principal amount of $1,193,294 to replace the August 1, 1998 Note that matured on August 1, 2000. The principal amount of the August 1, 2000 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2000, including accrued interest on the August 1, 1998 Note through July 31, 2000. Except for the increased principal amount of the August 1. 2000 Note, the terms of such Note were the same as the terms of the August 1, 1998 Note.

         In September 2001, the Board approved the issuance of a new Note to Mr. Campo dated August 1, 2001 in the principal amount of $1,337,552 to replace the August 1, 2000 Note that matured on August 1, 2001. The principal amount of the August 1, 2001 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2001, including accrued interest on the August 1, 2000 Note through July 31, 2001. Except for the increased principal amount of the August 1, 2001 Note, the terms of such Note were the same as the terms of the August 1, 2000 Note. In March 2002 and April 2002, Mr. Campo exercised his conversion right under the August 2001 Note to acquire a total of 10,000,000 shares of our Common Stock in exchange for retirement of $75,000 of debt under such Note.

         In October 2002, the Board approved the issuance of a new Note to Mr. Campo dated as of August 1, 2002 in the principal amount of $1,430,148 to replace the August 1, 2001 Note that matured on August 1, 2002. The principal amount of the August 1, 2002 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2002, including accrued interest on the August 1, 2001 Note through July 31, 2002 in the amount of $99,827. Except for the increased principal amount of the August 1, 2002 Note and the reduction in the number of shares that Mr. Campo may acquire upon exercise of his conversion right to 90 million shares, which resulted from his exercise of such conversion right for 10 million shares in March and April 2002, the terms of such Note were the same as the terms of the August 1, 2001 Note.

         In October 2003, the Board approved the issuance of a new Note to Mr. Campo dated as of August 1, 2003 in the principal amount of $1,652,106 to replace the August 1, 2002 Note that matured on August 1, 2003. The principal amount of the August 1, 2003 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2003, including accrued interest on the August 1, 2002 Note through July 31, 2003 in the amount of $110,197. Except for the principal amount, the terms of the August 1, 2003 Note were the same as the terms of the August 1, 2002 Note.

         In October 2004, the Board approved the issuance of a new Note to Mr. Campo dated as of August 1, 2004 in the principal amount of $1,876,104 to replace the August 1, 2003 Note that matured on August 1, 2004. The principal amount of the August 1, 2004 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2004, including accrued interest on the August 1, 2003 Note through July 31, 2004 in the amount of $123,908. Except for the principal amount, the terms of the August 1, 2004 Note were the same as the terms of the August 1, 2003 Note.

         In September 2005, the Board approved the issuance of a new Note to Mr. Campo dated as of August 1, 2005 in the principal amount of $2,087,278 to replace the August 1, 2004 Note that matured on August 1, 2005. The principal amount of the August 1, 2005 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2005, including accrued interest on the August 1, 2004 Note through July 31, 2005 in the amount of $140,132, additional advances made by Mr. Campo between August 1, 2004 Note and July 31, 2005 in the amount of $76,240, and interest on such additional advances in the amount of $2,892. As in the case of the several preceding promissory notes to Mr. Campo, the August 1, 2005 Note is convertible, in whole or in part, into Common Stock of the Company at a conversion rate of one share of Common Stock for each $.0075 in principal amount of the Note converted. Except for the increased principal amount of the August 1, 2004 Note and the reduction in the number of shares that Mr. Campo may acquire upon exercise of his conversion right from 90 million shares to 89 million shares,which resulted from his exercise of his conversion right for 1 million shares in December 2004, the terms of the August 1, 2005 Note are the same as the terms of the August 1, 2004 Note.

         Since we do not have any revenues, it is very doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2005 Note until such time as we have operating revenues or until we raise funds from an independent source, both of which events may not occur at any time.

                                     PART IV

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(A)      Exhibits and Financial Statements:

         1.  Financial Statements

         The following financial statements are included on pages F-1 to F-19 of this Report.

         (i)   Report of Independent Accountants
         (ii)  Balance Sheets as of July 31, 2005 and July 31, 2004
         (iii) Statements of Income for the fiscal years ended July 31, 2005, 2004 and 2003
         (iv) Statements of Cash Flows for the fiscal years ended July 31, 2005, 2004, and 2003
         (v) Statements of Changes in Stockholders' Equity for the fiscal years ended July 31, 2005, 2004 and 2003
         (vi)  Notes to Financial Statements

         (B) The following exhibits, which are required by Item 601 of Regulation S-B, are incorporated by reference to previously filed documents.



Exhibit No.       Exhibit

(3)      (a) Articles of Incorporation and Bylaws.                           (1)
         (b) Amended and Restated Bylaws                                     (2)

(10)     Material contracts
         (a) Option Agreement between the Company and Dwight Foster          (3)
         covering grant of option on April 11, 2002.

         (b Consulting Agreement dated as of April 11, 2002                  (3)
         between the Company and Robert Van Dine.

         (c) Consulting Agreement dated as of April 11, 2002                 (3)
         between the Company and Newell Dimen.

         (d) Assignment dated March 13, 2002 from Robert                     (3)
         Van Dine to the Company covering Robert Van Dine's rights under provisional patent application no. 60/3113, 087 relating to process of employing proprietary cleaning solution to the treatment of flue gases.

         (e) Assignment of Invention & Patent Rights dated                   (4)
         October 2, 2003 from George H. Johnson and
         William L. Johnson to the Company.

         (f) Consulting Agreement dated October 26, 2004                     (5)
         between the Company and John Byrne.

         (g) Promissory Note dated August 1, 2005 from the Company           (6)
         to Mr. Anthony Campo.

(23)     (a) Consent of Blanchfield, Meyer, Kober & Rizzo LLP

         (b) Consent of Albrecht, Viggiano, Zureck & Company, P.C.

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

         (3) Filed with the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2002 and incorporated herein by reference.

         (4) Filed with the registrant's Report on Form 8-K dated October 2, 2003 and incorporated herein by reference.

         (5) Filed with the registrant's Annual Report on Form 10-KSB for the fiscal year ended July 31, 2004 and incorporated herein by reference.

         (6) Filed with the registrant's Report on Form 8-K dated September 19, 2005 and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The fees previously billed by the Company's auditors for professional services rendered in connection with their audit of the Company's annual financial statements for fiscal 2005 and 2004 were $10,000 for each of such fiscal years and for such auditors' review of the financial statements included in the Company's Forms 10-QSB for fiscal 2005 and 2004 were $6,000 and $0, respectively.

AUDIT-RELATED FEES

         For fiscal 2005 and 2004, the Company's auditors did not bill any additional fees for services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

         The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2005 and 2004, respectively.

All other fees

         The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2005 and 2004 were $0 and $0, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                    (Registrant)


                                    By:  /s/ DWIGHT FOSTER
                                    Dwight Foster
                                    Chief Executive Officer

                                    Dated: October 25, 2005


                                    By:  /s/ ANTHONY S. CAMPO
                                    Anthony S. Campo
                                    Executive Vice President, Secretary
                                    and Treasurer
                                    (Chief Financial Officer)

                                    Dated: October 25, 2005


         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     /s/ ANTHONY CAMPO
                                    Anthony S. Campo,
                                    Chairman of the Board

                                     /s/ DWIGHT FOSTER
                                    Dwight Foster, Director

                                    /s/ CARMINE VANO
                                    Carmine Vano, Director

                                    Dated:  October 25, 2005

                                TABLE OF CONTENTS



                                                                    Page

INDEPENDENT AUDITORS' REPORT....................................... F-1

FINANCIAL STATEMENTS

    Balance Sheets................................................. F-2

    Statements of Operations....................................... F-3

    Statements of Stockholders' Equity (Deficiency)................ F-4 - F-11

    Statements of Cash Flows....................................... F-12

    Notes to Financial Statements.................................. F-13 -F-19

BLANCHFIELD, KOBER & COMPANY, P.C.


Certified Public Accountants                                     T  631-293-5000
1200 Veterans Memorial Hwy.                                      F  631-234-4272
Hauppauge, NY 11788                                              www.bmkr.com

             Report of Independent Registered Public Accounting Firm


To the Board of Directors
Murray United Development Corporation
Landing, N.J.

We have audited the accompanying balance sheets of Murray United Development Corporation as of July 31, 2005 and 2004 and the related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of Murray United Development Corporation as of July 31, 2003 were audited by other auditors whose report dated October 16, 2004 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended July 31, 2005 and 2004 in conformity with U.S generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of July 31, 2005, the Company had not generated any operating revenues and had suffered recurring losses from operations from inception and had a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Hauppauge, New York
October13,2005

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                             JULY 31, 2005 AND 2004


                                     ASSETS

                                                                                  2005              2004
                                                                          -----------------   -----------------

CURRENT ASSETS
     Cash and cash equivalents                                             $           170       $       1,033
     Loan receivable                                                                 2,000               2,000
                                                                          ----------------     ---------------

         TOTAL CURRENT ASSETS                                                        2,170               3,033

FURNITURE AND EQUIPMENT, NET                                                             0              41,671
                                                                           ---------------       -------------
         TOTAL ASSETS                                                      $         2,170       $      44,704
                                                                           ===============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                      $        13,817       $      22,742
                                                                           ---------------       -------------

         TOTAL CURRENT LIABILITIES                                                  13,817              22,742
                                                                           ---------------       -------------

LONG -TERM LIABILITIES
     Accrued compensation                                                          148,128             148,128
     Accrued interest payable                                                      146,515             127,399
     Notes payable - stockholder                                                 1,941,263           1,752,106
                                                                           ---------------       -------------

         TOTAL LONG - TERM LIABILITIES                                           2,235,906           2,027,633
                                                                           ---------------       -------------

         TOTAL LIABILITIES                                                       2,249,723           2,050,375
                                                                           ---------------       -------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Capital stock - par value $.001; authorized
     200,000,000 shares; issued and outstanding
     84,153,434 and 80,153,434 shares                                                8,416               8,016
     Additional paid-in capital                                                  2,572,031           2,547,431
     Deficit accumulated in the development stage                            (  4,828,000)          (4,561,118)
                                                                           ---------------        -------------

         TOTAL STOCKHOLDERS' EQUITY
                (DEFICIENCY)                                                    (2,247,553)         (2,005,671)
                                                                           ---------------       -------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
              DEFICIENCY                                                   $         2,170     $        44,704
                                                                           ===============     ===============


SEE NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JULY 31, 2005, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                                               CUMULATIVE
                                                                                                              AMOUNTS FROM
                                                        2005                  2004             2003             INCEPTION
                                                     ------------         -----------         ----------      -------------
INCOME

Interest income                                      $       -0-    $          -0-       $         -0-        $      66,465

EXPENSES

Research and development costs                                               8,055                 -0-              876,771
Licensing fees-stockholder and affiliate                     -0-               -0-                 -0-               57,260
General and administrative expenses                      123,858           117,407             105,597            3,020,278
Interest expense-stockholder and affiliate               143,024           127,399             110,197              940,156
                                                     -----------      ------------       -------------        -------------

                           Total Expenses                266,882           252,861             215,794            4,894,465
                                                     -----------      ------------       -------------        -------------

                           Net Loss                  $  (266,882)     $   (252,861)      $    (215,794)       $  (4,828,000)
                                                     ===========      ============       =+===========        =============

Net loss per common share                            $    (0.003)      $    (0.003)      $      (0.003)       $      (0.057)

Weighted average number of common
Shares outstanding                                    83,084,941        80,076,174          79,953,434           84,153,434
                                                     ------------      -----------       -------------        -------------








SEE NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2005 AND 2004
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                   Deficit
                                  Common                                          Accumulated
                                   Stock                           Additional       in the           Stock
                                 Number of                          Paid in      Developmental    Subscriptions
                                   Shares        Amounts            Capital          Stage         Receivable             Total
                               -------------     -------          -------------  -------------   --------------        ----------
Issuance in October 1987 to
Principal Stockholder           49,000,000       $    4,900                                      $        (4,900)

Issuance in October 1987
  for  cash                      3,000,000              300       $  49,800                                 (100)       $   50,000

Issuance through initial public
offering of 15,000,000 units in
February 1988 for cash at $.05
per unit, net of issuance
cost of $220,900                15,000,000            1,500         527,600                                                529,100

Net Loss - 1988                                                                                  $      (156,821)         (156,821)

Exercise of Class A Warrants:

at $.45 per share                  312,588               31          14,035                                                 14,066

at $.10 per share                   21,000                2           2,098                                                  2,100

Costs relating to continuing
 registration of warrants                                          (29, 532)                                               (29,532)

Reclassification of common
  Stock                           (333,588)             (33)        (16,133)                                               (16,166)

Net Loss - 1989                                                                     (362,922)                             (362,922)
                                ----------       ----------      ----------      -----------     ---------------        ----------
Balance, July 31, 1989          67,000,000       $    6,700      $  547,868      $  (519,743)    $        (5,000)       $   29,825
                                ==========       ==========      ==========      ===========     ===============        ==========













SEE  NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2005 AND 2004
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                               Deficit
                                   Common                                     Accumulated
                                    Stock                    Additional         in the           Stock
                                 Number of                     Paid in       Developmental    Subscriptions
                                   Shares      Amounts        Capital            Stage         Receivable      Total
                               -------------   -------     -------------    --------------   --------------  ------------
Exercise of Class A Warrants:

at $.045 per share              5,201,205     $      520  $    233,534                                       $    234,054

at $.10 per share                 409,000             41        40,859                                             40,900

Exercise of Class B Warrants:

at $.15 per share                  25,000              3         3,747                                              3,750

Costs relating to continuing
 registration and solicitation
 of warrants                                                   (24,588)                                           (24,588)

Cash received for stock subscription                                                                     5,000      5,000

Reclassification of common
 stock                         (5,635,205)          (564)     (278,140)                                          (278,704)

Charge for stock bonus                                          40,000                                             40,000

Net Loss - 1990                                                                  (422,314)                       (422,314)
                               ----------     ----------  ------------      -------------    ----------------- -----------
Balance, July 31, 1990         67,000,000     $    6,700  $    563,280      $    (942,057)   $             -0- $ (372,077)
                               ==========     ==========  ============      =============    ================= ===========








SEE NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2005 AND 2004
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                               Deficit
                                   Common                                     Accumulated
                                    Stock                    Additional         in the           Stock
                                 Number of                     Paid in       Developmental    Subscriptions
                                   Shares     Amounts         Capital            Stage         Receivable      Total
                               ------------   -------      -------------    --------------   --------------  ------------

Sale of 3,297,000 shares
  through private placement

at $.08 per share               3,297,000    $      329   $    244,871                                         $   245,200

Exercise of Class A Warrants:

at $.10 per share               3,152,472           315        314,933                                             315,248

Exercise of Class B Warrants:

at $.15 per share                  60,000             6          8,994                                               9,000

Costs relating to continuing
registration of warrants                                       (80,607)                                            (80,607)

Reclassification of common
 stock                         (3,212,472)         (321)      (323,927)                                           (324,248)

Net Loss - 1991                                                                  (354,727)                        (354,727)
                               ----------    ----------   ------------      -------------    ----------------- -----------
Balance, July 31, 1991         70,297,000    $    7,029   $    727,544      $  (1,296,784)   $             -0- $  (372,077)
                               ==========    ==========   ============      =============    ================= ===========








SEE NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2005 AND 2004
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)



                                                                               Deficit
                                   Common                                     Accumulated
                                    Stock                    Additional         in the
                                 Number of                     Paid in       Developmental
                                   Shares     Amounts         Capital            Stage          Total
                               -------------  -------      -------------    --------------   --------------

Exercise of Class A Warrants:

at $.10 per share               3,779,425     $     378   $    377,565                         $  377,943

Exercise of Class B Warrants:

at $.15 per share                   4,000             1            599                                600

Exercise of underwriters
warrants                           63,000             6          4,719                              4,725

Costs relating to:

Exercise of warrants                                           (33,191)                           (33,191)

Registration of privately placed
shares                                                         (55,496)                           (55,496)

Issuance for:  Compensation at
 $.065 per share                   50,000             5          3,245
3,250

Agency fee at $.10 per share       25,000             2          2,498                              2,500

Claim settlement at
$.085 per share                     1,000             1             84                                 85

Reclassification of common
stock                           9,181,265           918        618,200                            619,118

Charge for compensation                                        180,900                            180,900

Net Loss - 1992                                                                  (606,508)       (606,508)
                               ----------    ----------   ------------      -------------       ---------
Balance, July 31, 1992         83,400,690    $    8,340   $  1,826,667      $  (1,903,292)      $ (68,285)
                               ==========    ==========   ============      =============       ==========








SEE NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2005 AND 2004
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                       Deficit
                                   Common                                             Accumulated
                                    Stock                            Additional         in the
                                 Number of                             Paid in       Developmental
                                   Shares         Amounts             Capital            Stage          Total
                               -------------      -------          -------------    --------------   --------------

      ISSUANCE FOR:

Compensation at $.065
 per share                        100,000        $       10     $        6,490                          $    6,500

Exercise of Underwriters
 warrants at $.075 per share      500,000                50             37,450                              37,500

Exercise of Class B Warrants
 at $.15 per share                 13,000                 1              1,949                               1,950

Retirement of 8,970,300
 shares  of stock              (8,970,300)             (897)                                                  (897)

Net loss for 1993                                                                        (470,621)        (470,621)
                               ----------        ----------       ------------      -------------       ---------
Balance, July 31, 1993         75,043,390        $    7,504       $  1,872,556      $  (2,373,913)      $ (493,853)
                               ==========        ==========       ============      =============       ==========







SEE NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2005 AND 2004
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                       Deficit
                                   Common                                             Accumulated
                                    Stock                            Additional         in the
                                 Number of                             Paid in       Developmental
                                   Shares         Amounts             Capital            Stage          Total
                               -------------      -------          -------------    --------------   --------------
         ISSUANCE FOR:

Prior period adjustment                                                             $     369,329       $  369,329

Net loss for 1994                                                                        (342,783)        (342,783)
                               ----------        ----------       ------------      -------------       ----------

Balance, July 31, 1994         75,043,390        $    7,504       $  1,872,556      $  (2,347,367   )   $ (467,307)
                               ==========        ==========       ============      =============       ==========

Issuance for: Compensation at
  $.015 per share               2,000,000               200             29,800                              30,000

Net loss for 1995                                                                        (354,155)        (354,155)
                               ----------        ----------       ------------      -------------       ----------

Balance, July 31, 1995         77,043,390        $    7,704       $  1,902,356      $  (2,701,522)      $ (791,462)
                               ==========        ==========       ============      =============       ==========

Issuance for services           2,000,000               200            262,814                             263,014

Issuance for services             340,000                34              6,766                               6,800

Private placement               8,182,833               818                                                    818

Retired shares                 (2,055,556)             (205)           (92,294)                            (92,499)

Net loss for 1996                                                                        (275,551)        (275,551)
                               ----------        ----------       ------------      -------------       ----------

Balance, July 31, 1996         85,510,667        $    8,551       $  2,079,642      $  (2,977,073)      $ (888,880)
                               ==========        ==========       ============      =============       ==========


Video fee                         200,000        $       20       $      1,980      $         -0-       $    2,000

Legal fees                      2,548,867               254             37,979                              38,233

Retirement                     (2,548,867)             (254)                                                  (254)

Net loss for 1997                                                                        (170,924)        (170,924)
                               ----------        ----------       ------------      -------------       ----------

Balance, July 31, 1997         85,710,667        $    8,571       $  2,119,601      $  (3,147,997)     $(1,019,825)
                               ==========        ==========       ============      =============      ===========


Retired                       (24,757,233)           (2,475)                                                (2,475)

Net loss for 1998                                                                         (96,900)         (96,900)
                               ----------        ----------       ------------      -------------       ----------

Balance, July 31, 1998         60,953,434        $    6,096       $  2,119,601      $  (3,244,897)     $(1,119,200)
                               ==========        ==========       ============      =============      ===========

SEE NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2005 AND 2004
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                       Deficit
                                   Common                                             Accumulated
                                    Stock                            Additional         in the
                                 Number of                             Paid in       Developmental
                                   Shares         Amounts             Capital            Stage          Total
                               -------------      -------          -------------    --------------   --------------
       ISSUANCE FOR:

Issuance for services           2,500,000        $      250       $    49,750      $         -0-       $   50,000

Net loss for 1999                                                                       (210,594)        (210,594)
                               ----------        ----------       -----------       ------------      -----------

Balance, July 31, 1999         63,453,434        $    6,346       $ 2,169,351       $ (3,455,491)     $(1,279,794)
                               ==========        ==========       ===========       ============      ===========

Net loss for 2000                                                                         (5,053)          (5,053)
                               ----------        ----------       ------------      ------------      -----------

Balance, July 31, 2000         63,453,434        $    6,346       $ 2,169,351       $ (3,460,544)     $(1,284,847)
                               ==========        ==========       ===========       ============      ============


Issuance for services           3,250,000               325           147,175                              147,500

Issuance for services           2,000,000               200            99,800                              100,000

Net loss for 2001                                                                        (383,922)        (383,922)
                               ----------        ----------       ------------      ------------       -----------

Balance, July 31, 2001         68,703,434        $    6,871       $  2,416,326      $  (3,844,466)     $(1,421,269)
                               ==========        ==========       ============      =============      ===========

Issuance for debt              10,000,000             1,000             74,000                              75,000

Issuance for services           1,250,000               125             51,125                              51,250

Net loss for 2002                                                                        (247,997)        (247,997)
                               ----------        ----------       ------------      -------------      -----------

Balance, July 31, 2002         79,953,434        $    7,996       $  2,541,451      $  (4,092,463)     $(1,543,016)
                               ==========        ==========       ============      =============      ===========

Net loss for 2003                                                                        (215,794)        (215,794)
                               ----------        ----------       ------------      -------------      -----------

Balance, July 31, 2003         79,953,434        $    7,996       $  2,541,451      $  (4,308,257)     $(1,758,810)
                               ==========        ==========       ============      =============      ===========


Issuance for services             200,000                20              5,980                               6,000

Net loss for 2004                                                                        (252,861)        (252,861)
                               ----------        ----------       ------------      -------------      -----------

                               80,153,434        $    8,016       $  2,547,431      $  (4,561,118)     $(2,005,671)
                               ==========        ==========       ============      =============      ===========






                       SEE NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2005 AND 2004
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                       Deficit
                                   Common                                             Accumulated
                                    Stock                            Additional         in the
                                 Number of                             Paid in       Developmental
                                   Shares         Amounts             Capital            Stage          Total
                               -------------      -------          -------------    --------------   --------------
           ISSUANCE FOR:

Issuance for services           1,000,000        $      100       $      6,400      $        -0-       $      6,500

Officer compensation            2,000,000               200             10,800                               11,000

Converted from note payable     1,000,000               100              7,400                                7,500

Net loss for 2005                                                                        (266,882)         (266,882)
                               ----------        ----------       ------------      -------------       -----------
Balance, July 31, 2005          4,153,434        $    8,416       $  2,572,031      $  (4,828,000)     $ (2,247,553)
                               ==========        ==========       ============      =============      ============











SEE NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 2005, 2004 AND 2003
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                                          CUMULATIVE
                                                                                                         AMOUNTS FROM
                                                        2005                  2004        2003             INCEPTION
                                                     ------------         ----------     ----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $  (266,882)      $  (252,861) $    (215,794)    $     (4,828,000)
   Adjustment to reconcile net loss to net cash
     used by operating activities:
   Depreciation and amortization                          41,670             8,333          8,332              260,495
   Expenses paid through issuance of
     common stock by:
      Company                                             17,500               -0-            -0-              541,285
      Principal stockholder                                  -0-               -0-            -0-              220,900
   Changes in operating assets and liabilities:
     Loans receivable                                        -0-               -0-            -0-               (2,000)
     Accounts payable and accrued expenses               134,100           137,309          3,762              548,569
                                                     -----------      ------------   -------------        ------------

               NET CASH USED BY OPERATING
                   ACTIVITIES                            (73,612)         (107,219)      (203,700)          (3,258,751)
                                                     -----------      ------------   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fixed assets                               -0-               -0-             -0-            (260,497)
                                                     -----------      ------------   -------------        ------------

               NET CASH USED BY INVESTING
            ACTIVITIES                                       -0-               -0-             -0-            (260,497)
                                                     -----------      ------------   -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - stockholder              72,749           100,000        211,588            1,841,325
   Payments to notes payable - stockholder                   -0-               -0-            -0-             (126,667)
   Proceeds from issuance of common stock                    -0-               -0-            -0-             1,804,76
                                                     -----------      ------------   -------------        ------------


         NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                              72,749           100,000         211,588           3,519,418
                                                     -----------      ------------   -------------        ------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                       (863)           (7,219)          7,888                 170

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             1,033             8,252             364                   0
                                                     -----------      ------------   -------------        ------------
         CASH AND CASH EQUIVALENTS AT
                   END OF YEAR                       $       170      $      1,033    $      8,252        $        170
                                                     ===========      ============    ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest                    -0-               -0-            -0-               32,420




                       SEE NOTES TO FINANCIAL STATEMENTS.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004


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

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January, 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees, and research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning fuel gas and certain air pollutants and contaminants from building air, as well as other industrial uses and research relating to the production of hydrogen using a proprietary technology. The proprietary cleaning solution, for which we have been granted trademark protection under the name of Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe product and the production of hydrogen during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. The Company does not intend to continue its research and development efforts with respect to its rotary engine during the next 12-month period, unless it is able to raise the funds necessary to conduct such research, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of July 31, 2005, the Company had not been able to commercially utilize its engine technology, cleaning solution or hydrogen technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $2,247,553 as of July 31, 2005 and have also generated significant working capital deficiencies from time to time. Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 2005. The limited amount of liquid resources available at July 31, 2005, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to July 31, 2005. However, management believes that the net liquid assets available at July 31, 2005 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuring twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research grants.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to July 31, 2005 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technology and the general and administrative expenses to be incurred during the remaining development period.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004


NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Potential sources of such working capital include the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations) and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

DEPRECIATION

Depreciation of furniture and equipment is provided over the estimated useful lives of the related assets using declining balance methods. As of July 31, 2005, all of the Company's furniture and equipment is fully depreciated.

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

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004


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

Deferred taxes also are recognized for operating losses that are available to offset future federal income taxes. The Company accounts for investment tax credits using the flow-through method, thus reducing income tax expense in the year the related assets are placed in service.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:


                                      July 31
                    ---------------------------------------          Estimated
                          2005                      2004            Useful Lives
                    ----------------          -------------         ------------

Furniture           $          2,098          $       2,098           7 years
Equipment                    129,451                129,451           5 years
Patent                       125,000                125,000          15 years
                        ------------           ------------
                             256,549                256,549
Less accumulated
      depreciation           256,549                214,878
                       -------------           ------------

                    $              0           $     41,671
                    ================           ============

Depreciation expense totaled $41,670 and $8,333 for the years ended July 31, 2005 and 2004, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                         JULY 31
                           ------------------------------------
                                2005                   2004
                           ------------           -------------

Professional fees          $     13,817           $      22,742
Other                                 0                       0
                           ------------           -------------
                           $     13,817           $      22,742
                           ============           =============

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENT
                             JULY 31, 2005 AND 2004


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

Effective August 1, 1998, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the Fourth Note with additional cash advances of $102,090 made by Mr. Campo, with accrued interest thereon at 7.5% per annum. The new note in the amount of $807,280 bore interest at 7.5% per annum matured on August 31, 2000 and carried a conversion feature of one share for each $0.0075 of debt converted. In March, 2000, Mr. Campo agreed to limit the number of shares for which he may convert the August 1, 1998 Note to 100,000,000 shares.

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

Effective August 1, 2001, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 2000 Note. The new note in the amount of $1,337,552 bore interest at 7.5% per annum, matured on August 31, 2002 and carried a conversion feature of one share of each $0.0075 of debt

                      MURRAY UNITED DEVEL0PMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004


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

August 1, 2003, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 2002 Note. The new note in the amount of $1,652,106 bore interest at 7.5% per annum and matures on August 1, 2004. This note also carries the conversion feature of one share for each $0.0075 of debt converted, limited to 90,000,000 shares.

On August 1, 2004, the Company consdolidated the outstanding principal and interest owed to Mr. Campo under the prior note. The new note in the amount $ 1,876,014 bears interest at 7.5% per annum and matures on August 1, 2005 ( See note 8). The note is convertible at one share of common stock for each $0.0075 of debt converted. In December 2004, $7,500 of debt was converted into 1,000,000 shares of common stock. At July 31, 2005, the note is convertible into 89,000,000 shares of common stock.

Mr. Campo has advanced $72,749 and $100,000 during the years ended July 31, 2005 and 2004, respectively. These notes also bear interest at 7.5% per annum.

NOTE 6 - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING

In October 1987, the Company issued 49,000,000 shares of common stock to Jerome Murray and 5,989 shares of common stock to another officer in consideration of $4,900 and $100, respectively. Payments for the shares were received in November 1989.

In an initial public offering of the company's common stock on February 26, 1988, the Company sold 15,000,000 units at a price of $0.05 per unit. Each unit consisted of one share of common stock, one Class A redeemable common stock purchase warrant and one class B redeemable common stock purchase warrant. Proceeds, net of $220,900 of underwriting discounts and other registration costs, amounted to $529,100. Concurrent with the public offering, the Company issued warrants (the "underwriter's warrants") to the underwriter for nominal consideration to purchase 1,500,000 units consisting of 1,500,000 shares of common

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004


NOTE 6 - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING (CONTINUED)

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


NOTE 7 - INCOME TAXES

At July 31, 2003, the Company had net operating loss carry forwards of approximately $4,000,000 available to reduce future federal taxable income, and tax credits of approximately $59,991 available to offset future federal income tax, that expire from 2004 through 2008.

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

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2005 AND 2004


NOTE 8 - SUBSEQUENT EVENT

Subsequent to July 31, 2005 the Company consolidated the amount due to Tony Campo which including accrued interest totaled $2,087,278. The new note shall pay interest at 7.5% per annum payable quarterly on November 1, February 1, May 1, and August 1, with a balloon payment due August 1, 2006.

NOTE 9 - RECLASSIFICATIONS

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.