Form 10QSB
period 2005-10-31
MURRAY UNITED DEVELOPMENT CORP
filed 2005-12-15
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to_________

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
Yes    x          No
   --------         ---------
(2) Has been subject to such filing requirements for the past 90 days.

Yes    x          No
   --------         ---------

84,253,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of December 12, 2005.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB



                          PART I FINANCIAL INFORMATION


Item Number                                                                 Page

Item 1.             Financial Statements

                          Balance Sheets                                       2

                          Statements of Operations                             4

                          Statements of Stockholders' Deficiency               5

                          Statements of Cash Flow                              6

                          Notes to Financial Statements                        7

Item 2.             Management's Discussion and Analysis
                    Or Plan of Operation                                       9

Item 3.             Controls and Procedures                                   15



                            PART II OTHER INFORMATION

Items 1- 6.                                                                   15

Signatures                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS

                                            October 31, 2005             July 31, 2005

Current assets


Cash & cash equivalents                      $          2,460            $           170
Loan Receivable                                         2,000                      2,000

Total current assets                         $          4,460            $         2,170


Furniture & equipment, at
cost,net of accumulated
depreciation                                          31,255                      33,338
                                             ---------------             ---------------

Total Assets                                 $        35,715             $        35,508






                 The accompanying notes are an integral part of
                           the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                           October 31, 2005            July 31, 2005

Current liabilities:
     Accounts payable and Accrued Expenses                              $               26,160       $           13,820

                                                                        -----------------------      -------------------

    Total current liabilities                                                           26,160                   13,820

Other liabilities:
     Accrued Interest Payable                                                           39,180                  143,024
     Notes payable-other stockholder                                                 2,111,278                1,944,754
     Accrued Compensation                                                              148,128                  148,128
                                                                        -----------------------      -------------------

    Total other liabilities                                                          2,298,586                2,235,906
                                                                        -----------------------      -------------------

    Total liabilities                                                                2,324,746                2,249,726
                                                                        -----------------------      -------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
84,253,434 shares and 84,153,434                                                         8,426                    8,416
Additional paid-in capital                                                           2,573,918                2,572,028
Deficit accumulated in the development stage                                        (4,871,375)              (4,794,662)
                                                                        -----------------------      -------------------

     Total stockholders' deficiency                                                 (2,289,031)              (2,214,218)
                                                                        -----------------------      -------------------

     Total Liabilities and Stockholders' Deficiency                     $               35,715       $         $ 35,508
                                                                        =======================      ===================



                 The accompanying notes are an integral part of
                           the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004


                                   (UNAUDITED)


                                                                                         CUMULATIVE
                                                                                           AMOUNTS
                                                                                            FROM
                                               2005                 2004                  INCEPTION

Income
Interest income                         $             -                    -           $           66,465
                                       -----------------     ----------------         --------------------

Total Income                                          -                    -                       66,465

Expenses
Research and Development costs                        -                    -                      876,771
Licensing fees-stockholder and
affiliate                                             -                    -                       57,260
General and administrative
expenses                                         37,533               26,168                    3,024,473
Interest expense-stockholder and
affiliate                                        39,180               35,266                      979,336
                                       -----------------     ----------------         --------------------
Total Expenses                                  (76,713)             (61,434)                  (4,937,840)
                                       -----------------     ----------------         --------------------

Net loss                                $       (76,713)      $      (61,434)          $       (4,871,375)
                                       -----------------     ----------------         --------------------

Net loss per common share               $          (nil)      $         (nil)                      (0.058)

Weighted average number of
common shares out                            84,199,086           80,153,434                   84,253,434
                                       -----------------     ----------------         --------------------


                 The accompanying notes are an integral part of
                           the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           THREE MONTHS ENDED OCTOBER 31 , 2005 AND CUMULATIVE AMOUNTS
                   FROM OCTOBER 13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)


                                                                                                 Deficit
                                           Common                                              Acuumulated in
                                           Stock                            Additional              the
                                         Number of                           Paid in          Developmental
                                           Shares            Amounts         Capital              Stage                  Total

Balance July 31, 2005                    84,153,434          $ 8,416       $ 2,572,028           $ (4,794,662)        $(2,214,218)

Issuance of common stock
for services                                100,000             $ 10           $ 1,890                                    $ 1,900

Net loss for the three months
ended10/31/2005                                                                                       (76,713)            (76,713)
                                        -----------        ---------      ------------          -------------        ------------

                                         84,253,434          $ 8,426       $ 2,573,918           $ (4,871,375)        $(2,289,031)




                 The accompanying notes are an integral part of
                           the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)


                                                                                                        Cumulative
                                                                      2005             2004           from Inception
                                                                  ----------------------------------
Operating activities:
Net Loss                                                             $ (76,713)       $ (61,434)       $ (4,871,374)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciaiton and Amortization                                            2,083            2,083             229,241
Expenses paid through issuance of common stock by:
    Company                                                              1,900                -             543,185
    Principal Stockholder                                                    -                -             220,900
Changes in operating assets and liabilities:
     Loan Receivable                                                                                         (2,000)
    Accounts Payable  Accrued Expenses                                 (91,504)         (78,678)            213,448
                                                                  --------------------------------------------------
Net cash used in operating activities                                 (164,234)        (138,029)         (3,666,600)
                                                                  --------------------------------------------------

Investing Activities:
    Purchase of furniture and  equipment                                     -                -            (260,497)
                                                                  --------------------------------------------------
Net cash provided by (used in) investing activities                          -                -            (260,497)
                                                                  --------------------------------------------------

Financing activities:
    Note payable to stock holder: Proceeds                           $ 166,524        $ 138,199          $2,245,445
    Principal payments                                                       -                -            (134,167)
    Proceeds from the issuance of common stock (net)                         -                -           1,818,279
                                                                  --------------------------------------------------
Net cash provided by financing activities                              166,524          138,199           3,929,557
                                                                  --------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     2,290              170               2,460
Cash and cash equivalents, beginning of period                             170            1,033                   -
                                                                  --------------------------------------------------
Cash and cash equivalents, end of period                             $   2,460        $   1,203        $      2,460
                                                                  --------------------------------------------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                                      $       -        $       -        $     32,420
                                                                  --------------------------------------------------


                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            October 31, 2005 and 2004


NOTE 1 - ORGANIZATION AND BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and pursuant to the Regulation S-B of the Rules and Regulations of the Securities and Exchanged Commission. Certain financial information and footnote disclosure normally included in annual financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted. Accordingly, the accompanying financial statements should be read in conjunction with the Company's annual financial statements and notes thereto included in its Form 10-KSB for the year ended July 31, 2005.

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company.

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees; research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning flue gas and certain air pollutants and contaminants from building air, as well as other industrial uses; and research and development relating to production of hydrogen for use in hydrogen fuel cells. The proprietary cleaning solution, for which we have been granted trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe and hydrogen technologies during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. The Company does not intend to continue its research and development efforts with respect to its rotary engine during the next 12-month period unless it is able to raise the funds necessary to conduct such research, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 2005, the Company had not been able to commercially utilize its hydrogen or engine technology or its cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $2,289,031 as of October 31 , 2005 and have also generated significant working capital deficiencies from time to time.

 Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2005. The limited amount of liquid resources available at October 31, 2005, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to October 31, 2005. However, management believes that, the net liquid assets available at October 31, 2005 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to October 31 , 2005 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2007, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the July 31, 2005 Form 10-KSB

NOTE 4 - STOCKHOLDER'S EQUITY:

         Information as to stockholders' equity is set forth in the financial statements in the July 31, 2005 Form 10-KSB.


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


RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through October 31, 2005 of $4,871,375. Our revenues from our inception on October 13, 1987 through October 31, 2005 aggregating $66,465 were derived from interest earned. Interest income was zero in the periods ended October 31, 2005 and October 31, 2004 as a result of a lack of funds available for investment.

The cumulative loss from inception includes research and development costs of $876,771. There were no research and development costs in the periods ended October 31, 2005 and

October 31, 2004. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $3,024,473. General and administrative expenses increased to $37,533 in the period ending October 31, 2005 from $26,160 in the period ending October 31,2004, or a 43.3% increase. Increases in general and administrative expenses can be attributed to increased professional fees.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $979,336 on promissory notes payable to our principal stockholder and chairman. Interest expense increased to $39,180 in the period ending October 31, 2005 from $35,266 in the quarter ending October 31, 2004, primarily as a result of increased loans to us by our chairman and principal stockholder.

Our net loss of $76,713 in the period ended October 31, 2005 decreased by $15,279, or 24.8%, over the net loss of $61,434 in October 31, 2004. Increases in general and administrative expense caused the overall increase.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2005, we had cash and short-term investments totaling $2,460(compared to liquid assets of $170 at July 31, 2005), a working capital increase of $2,290 (compared with a working capital decrease of $863 at July 31, 2005), and a total stockholders' deficiency of $2,289,031 (compared to a deficiency of $2,214,218 at July 31, 2005). The stockholders' deficiency increased due to the net loss of $76,713 incurred in the three months ended October 31, 2005.

At October 31, 2005, we had current liabilities in excess of current assets of $21,690. We have not been able to commercially utilize our technologies to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at October 31, 2005 as well as July 31, 2005 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2005. Cash flows used by operating activities were $164,234 and $138,029 in the periods ended October 31, 2005 and October 31 2004, respectively. The limited amount of liquid resources available at October 31, 2005, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

                                PLAN OF OPERATION


KLENZ-SAFE CLEANING SOLUTION

         In February 2002, we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp. ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. Under the terms of the proposed license, Foster-Campo would manufacture the cleaning solution and supply it to our customers. Foster-Campo would then invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo would receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit would include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution.

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

HYDROGEN PRODUCTION TECHNOLOGY

         In light of the energy plan of current administration encouraging the use of hydrogen fuel cells in place of fossil fuels such as oils and gas, management began to investigate a technology that would produce hydrogen from sunlight through the use of a proprietary device and solution. The hydrogen gas produced would be used to supply on demand, low cost hydrogen fuel to hydrogen-oxygen fuel cells in order to meet stationary and mobile electric power requirements. Stationary uses would include residential and commercial heating systems, and mobile uses would include electric and hybrid fuel cell powered vehicles.

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

ITEM 3.  CONTROLS AND PROCEDURES

             The Company is a development stage company and currently has no revenues, significant assets or independent operations. Its current Chief Executive Officer, Dwight Foster, and its current Chief Financial and Accounting Officer, Anthony Campo, are the only individuals who accumulate financial information required to be disclosed in the Company's financial reports. Since Mr. Foster and Mr. Campo are the only individuals who accumulate such information, they have concluded that the information they accumulate is obtained by them in such a manner as to permit them to make timely decisions regarding disclosure. They have also concluded that the Company's controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the periods required by the Exchange Act.

             No significant changes in the Company's financial controls over financial reporting have come to management's attention during the Company's previous fiscal quarter that have materially affected or are likely to materially affect the Company's internal control over financial reporting.

         As of the end of the quarterly period covered by this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, they concluded that the Company's disclosure controls and procedures during the prior quarterly period were effective to enable the Company to record, process, summarize and report information required to be included in this quarterly filing.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unrequested Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2005, in the amount of $2,087,278, which consolidated amounts we owed to Mr. Campo under our prior notes. The August 1, 2005 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1, 2006. We have defaulted on our quarterly interest payment due on November 1, 2005. As of October 31, 2005, a total of $39,180 in unpaid interest was owed to Mr. Campo under the August 1, 2005 note. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2005 note until such time as we have operating revenues, or we raise funds from an independent source, both of which events may not occur at any time. Mr. Campo has the right to convert unpaid amounts due under the August 1, 2005 Note into one share of our common stock for each $.0075 due under such note so converted up to a maximum of 89 million shares. In addition, Mr. Campo has the right at any time to declare amounts due under such note to be immediately due and payable.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits


         (31) (a) Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

                  (b) Certification of Principal Financial and Accounting Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002


         (32) (a) Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                  (b) Certification of Principal Financial and Accounting Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

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

                      MURRAY UNITED DEVELOPMENT CORPORATION
                                  (Registrant)


                         By:     /s/ Dwight Foster
                                 Dwight Foster
                                 Chief Executive Officer

                         Dated:  December 12, 2005


                         By:     /s/ Anthony S. Campo
                                 Anthony S. Campo, Executive Vice President
                                 Secretary and Treasurer
                                 Chief Financial and Accounting Officer

                         Dated:  December 12, 2005



                                                        Dated: December 12, 2005