Form 10QSB
period 2006-01-31
MURRAY UNITED DEVELOPMENT CORP
filed 2006-03-22
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the quarterly period ended January 31, 2006
                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from___________ to

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
                        --------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                    22-2856171
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

P.O. Box 224, Landing, New Jersey                            07850
----------------------------------                          --------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (908)  979-3025
                                                       ----------------

                                    No Change
            --------------------------------------------------------
           (Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):
Yes    x          No
   ---------         ----------

(2) Has been subject to such filing requirements for the past 90 days.
Yes    x          No
   ---------         ----------

173,253,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of March 15, 2006.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB



                    PART I FINANCIAL INFORMATION


Item Number                                                               Page

Item 1.             Financial Statements

                          Balance Sheets                                    2

                          Statements of Operations                          4

                          Statements of Stockholders' Deficiency            5

                          Statements of Cash Flow                           6

                          Notes to Financial Statements                     7

Item 2.             Management's Discussion and Analysis
                    Or Plan of Operation                                    9



                    PART II OTHER INFORMATION

Items 1- 6.                                                                15

Signatures                                                                 18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                           January 31, 2006             July 31, 2005
                                           ----------------             -------------
Current assets


Cash & cash equivalents                  $                 506      $                 170
Loan Receivable                                          2,000                      2,000
                                         ---------------------      ---------------------
Total current assets                     $               2,506      $               2,170


Furniture & equipment, at
cost, net of accumulated
depreciation                                                 -                     33,338
                                         ---------------------      ---------------------

Total Assets                             $               2,506                   $ 35,508
                                         =====================      =====================





    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                                January 31, 2006             July 31, 2005
                                                                ----------------             --------------
Current liabilities:
     Accounts payable and Accrued Expenses                    $              26,390      $            13,820
                                                             ----------------------     --------------------

     Total current liabilities                                               26,390                   13,820

Other liabilities:
     Accrued Interest Payable                                                69,247                  143,024
     Notes payable-other stockholder                                        828,778                1,944,754
     Accrued Compensation                                                   148,128                  148,128
                                                             ----------------------     --------------------

     Total other liabilities                                              1,046,153                2,235,906
                                                             ----------------------     --------------------

     Total liabilities                                                    1,072,543                2,249,726
                                                             ----------------------     --------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
173,253,434 shares and 84,153,434                                            17,326                    8,416
Additional paid-in capital                                                3,232,518                2,572,028
Deficit accumulated in the development stage                             (4,319,881)              (4,794,662)
                                                             ----------------------      --------------------

     Total stockholders' deficiency                                      (1,070,037)              (2,214,218)
                                                             ----------------------      --------------------

     Total Liabilities and Stockholders' Deficiency           $               2,506      $            35,508
                                                             ======================      ====================






    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)

                            STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JANUARY 31, 2006 AND 2005

                                   (UNAUDITED)

                                                                                                CUMULATIVE
                                                                                                 AMOUNTS
                                                                                                   FROM
                                                 2006                  2005                     INCEPTION
                                                ------                ------                   -----------
Income
-------
Debt forgiveness                                     632,500                      -                      632,500
Interest income                                            -                      -                       66,465
                                           -----------------     ------------------         --------------------

Total Income                                               -                      -                      698,965

Expenses
Research and Development costs                             -                      -                      876,771
Licensing fees-stockholder and affiliate                   -                      -                       57,260
General and administrative expenses                   55,136                 48,371                    3,075,414
Interest expense-stockholder and affiliate            69,245                 70,886                    1,009,401
                                           -----------------     ------------------         --------------------
Total Expenses                                       124,381               (119,257)                   5,018,846
                                           -----------------     ------------------         --------------------

Net Gain (Loss) before tax                 $         508,119     $       $ (119,257)        $         (4,319,881)
                                           -----------------     ------------------         --------------------


Net Income (Loss)                          $         508,119                      -         $         (4,319,881)
                                           =================     ==================         ====================

Net loss per common share                  $            (nil)    $             (nil)

Weighted average number of
common shares outstanding                         92,712,067             80,153,434                  173,253,454
                                           -----------------     ------------------         --------------------






    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
      SIX MONTHS ENDED JANUARY 31, 2006 AND CUMULATIVE AMOUNTS FROM OCTOBER
                          13, 1987 (DATE 0F INCEPTION)
                                   (UNAUDITED)



                                                                                                   Deficit
                                                                                                  Accumulated
                                                                            Additional                the
                                        Common Stock                           Paid              Developmental
                                     Number of Shares        Amounts         Capital                 Stage                 Total
                                     ----------------        -------         -------                 -----                 ------

Balance July 31, 2005                  $ 84,153,434         $  8,416       $ 2,572,028           $ (4,828,000)          $(2,247,556)

Issuance of
common stock for services                   100,000         $     10       $     1,890                                  $     1,900

Debt converted into stock                89,000,000         $  8,900       $   658,600                                  $   667,500

Net Gain (Loss) at 1/31/2006                                                                     $    508,119           $   508,119

                                   -----------------   --------------  ----------------   --------------------    ------------------

                                        173,253,434         $ 17,326       $ 3,232,518           $ (4,319,881)          $(1,070,037)

                                   -----------------   --------------  ----------------   --------------------    ------------------





    The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 2006 AND 2005
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                                            Cumulative
                                                                         2006              2005           from Inception
                                                                  ----------------   ---------------     ----------------
Operating activities:
Net Income (Loss)                                                     $   508,119        $(119,257)        $ (4,319,881)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization                                                   -            4,166              260,495
Expenses paid through issuance of common stock by:
    Company                                                                 1,900                -              543,185
    Principal Stockholder                                                       -                -              220,900
Changes in operating assets and liabilities:
    Loan Receivable                                                             -                -               (2,000)
    Accounts Payable  Accrued Expenses                                    (61,207)         (57,680)              87,362
                                                                  ----------------   --------------      ---------------
Net cash used in operating activities                                     448,812         (172,771)          (2,809,939)
                                                                  ----------------   --------------      ---------------

Investing Activities:
    Purchase of furniture and  equipment                                        -                -             (260,497)
                                                                  ----------------   --------------      ---------------
Net cash provided by (used in) investing activities                             -                -             (260,497)
                                                                  ----------------   --------------      ---------------

Financing activities:
    Note payable to stock holder: Proceeds                            $   184,524        $ 181,648         $  2,025,849
    Principal payments                                                 (1,300,500)               -           (1,427,167)
    Proceeds from the issuance of common stock (net)                      667,500                -            2,472,260
                                                                  ----------------   --------------      ---------------
Net cash provided by financing activities                                (448,476)         181,648            3,070,942
                                                                  ----------------   --------------      ---------------
Net increase (decrease) in cash and cash equivalents                          336            8,877                  506
Cash and cash equivalents, beginning of period                                170            1,033                    -
                                                                  ----------------   --------------      ---------------
Cash and cash equivalents, end of period                              $       506        $   9,910         $        506
                                                                  ----------------   --------------      ---------------
Supplemental disclosure of cash flow data:
  Interest Paid                                                       $         -        $       -         $          -
                                                                  ----------------   --------------      ---------------

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            January 31, 2006 and 2005


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

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees; research relating to the ability of a proprietary cleaning solution, which will be licensed to the Company, to remove air pollutants from coal burning flue gas and certain air pollutants and contaminants from building air, as well as other industrial uses; and research and development relating to production of hydrogen for use in hydrogen fuel cells. The proprietary cleaning solution, for which we have been granted trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively. The Company intends to continue research and development on the Klenz-Safe product and hydrogen technology during the ensuing 12-month period. Funding will be provided through loans from the Chairman of the Company, at his sole discretion. The Company does not intend to continue its research and development efforts with respect to its rotary engine during the next 12-month period unless it is able to raise the funds necessary to conduct such research, 1,070,037 of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of January 31, 2006, the Company had not been able to commercially utilize its hydrogen or engine technology or its cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,070,037 as of January 31, 2006 and have also generated significant working capital deficiencies from time to time.

Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2006. The limited amount of liquid resources available at January 31, 2006, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

The Company plans to continue research and development activities on at least a limited basis through the twelve-month period subsequent to January 31, 2006. However, management believes that, the net liquid assets available at January 31, 2006 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period even on this limited basis without limiting research and development and other operating activities more severely unless it obtains additional debt or equity financing and/or government sponsored research.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to January 31, 2006 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technologies and the general and administrative expenses to be incurred during the remaining development period. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2007, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the July 31, 2005 Form 10-KSB and in the Company's 8-K dated December 30, 2005.

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


RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13,1987 through January 31, 2006 of $4,319,881. Our revenues from our inception on October 13, 1987 through January 31, 2006 aggregating $66,465 were derived from interest earned and $632,500 from the forgiveness of debt by the majority shareholder which occurred on December 27, 2005. Interest income was zero in the periods ended January 31, 2006 and January 31, 2005 as a result of a lack of funds available for investment.

The cumulative loss from inception includes research and development costs of $876,771. There were no research and development costs in the quarterly periods ended January 31, 2006 and

January 31, 2005. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $3,075,414. General and administrative expenses increased to $55,736 in the period ending January 31, 2006 from $48,371 in the period ending January 31, 2005, or a 13.98% increase. Increases in general and administrative expenses can be attributed to increased professional fees.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $1,009,401 on promissory notes payable to our principal stockholder and chairman. Interest expense decreased to $69,245 in the period ending January 31, 2006 from $70,886 in the period ending January 31, 2006, primarily as a result of the forgiveness of debt by our chairman and principal stockholder.

Our net gain of $508,119 in the period ended January 31, 2006 increased by $627,376 over the net loss of $119,257 in January 31, 2005. The forgiveness of debt by our chairman and principal stockholder caused the overall increase.


LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2006, we had cash and short-term investments totaling $506 (compared to liquid assets of $170 at July 31, 2005), a working capital increase of $336 (compared with a working capital decrease of $863 at July 31, 2005), and a total stockholders' deficiency of $1,070,037 (compared to a deficiency of $2,247,553 at July 31, 2005). The decrease in stockholders' deficiency due to the forgiveness of debt by our chairman and principal stockholder caused the overall increase.

At January 31, 2006, we had current liabilities in excess of current assets of $23,884. We have not been able to commercially utilize our technologies to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at January 31, 2006 as well as July 31, 2005 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2006. Cash flows generated and used by operating activities were $448,812 (generated) and $172,771 (used) in the periods ended January 31, 2006 and January 31 2005, respectively. The limited amount of liquid resources available at January 31, 2006, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

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

o    Flue and combustion gas scrubbing.

To date, the cost of the research at Penn State was approximately $9,000, and the cost of the research by the certified air quality laboratory was approximately $5,000. Funding for the above research was provided by loans to the Company from our Chairman, Mr. Anthony Campo. During fiscal 2006 and 2005 we did not incur any expense for research and development relating to Klenz Safe's ability to remove sulfur from flue burning smoke stacks.

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

During fiscal 2005 and 2006, we spent $0 on research relating to the PGH Technology.


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



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


On December 27, 2005, Mr. Anthony Campo, the Chairman of the Board of Directors and the Executive Vice President, Secretary and Treasurer of the Company, acquired 89 million shares of the Company's common stock pursuant to the exercise of a conversion right granted to him under the Company's Promissory Note dated August 1, 2005, (the"2005 Note"). The 2005 Note had been issued to Mr. Campo to evidence loans, including accrued interest thereon, made by him to the Company since at least 1994. A copy of the 2005 Note was filed as Exhibit 99 to the Company's report on Form 8-K dated September 19, 2005. To the extent that the issuance of such securities is deemed a sale, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Prior to exercising such Note, Mr. Campo owned 5,570,000 shares of the Company's common stock. After exercising his conversion right, Mr. Campo owned 94,570,000 shares. Prior to exercising his conversion right, the Company had 84,253,434 shares of its common stock outstanding. After Mr. Campo exercised his conversion right, the Company has 173,253,434 shares of its common stock outstanding. Upon exercising his conversion right, Mr. Campo owned of record 54.6% of the outstanding shares of the Company's common stock.

After exercising his conversion right, Mr. Campo transferred a total of 16 million shares to his adult children, thereby reducing the number of Shares he owned of record to 78,570,000. In addition such 78,570,000 shares owned of record by Mr. Campo, Mr. Campo has a right to acquire 1,100,000 shares upon exercise of the Company's Class B Warrants. Also, Mr. Campo's wife owns 2,150,000 shares of the Company's common stock, and his children own 20,772,400 shares and have a right to acquire 138,700 shares upon exercise of Class B Warrants of the Company. Under rules of the Securities and Exchange Commission, such shares that Mr. Campo and his children have the right to acquire and any shares that are owned by his spouse and children may be deemed to be "beneficially owned" by Mr. Campo.


Item 3.  Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2005, in the principal amount of $2,087,278 (the "August 1, 2005 Outstanding Indebtedness"), which note consolidated amounts we owed him under our prior notes. The August 1, 2005 Note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1, 2006. We defaulted on our quarterly interest payments due under the August 1, 2005 Note on November 1, 2005 and February 1, 2006.

On December 27, 2005, Mr. Campo exercised his right to convert $667,500 of indebtedness under the August 1, 2005 Note into 89,000,000 shares of our common stock. On December 30, 2005, Mr. Campo forgave 632,500 of the balance of the August 1, 2005 note. This amount was recorded as income on the January 31, 2006 Statement of Operations. Between August 1, 2005 and January 31, 2006, Mr. Campo loaned the Company an additional $41,500. Therefore, the outstanding principal amount under the 2005 Note as of January 31, 2006 was $828,778. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2005 Note until such time as we have operating revenues or we raise funds from an independent source, both of which events may not occur at any time.


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

                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                    -------------------------------------
                                                 (Registrant)


                              By:     /s/ Dwight Foster
                                      ---------------------
                                      Dwight Foster
                                      Chief Executive Officer

                              Dated:  March 15, 2006


                              By:     /s/ Anthony S. Campo
                                      ---------------------
                                      Anthony S. Campo, Executive Vice President
                                      Secretary and Treasurer
                                      Chief Financial Officer

                              Dated:  March 17, 2006