Form 10QSB
period 2006-04-30
MURRAY UNITED DEVELOPMENT CORP
filed 2006-06-13
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                 For the quarterly period ended April 30, 2006
                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                      to
                               --------------------    --------------------

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)


                Delaware                                 22-2856171
----------------------------------------     -----------------------------------
   (State or other jurisdiction of          (I.R.S. employer identification no.)
    incorporation or organization)

P.O. Box 224, Landing, New Jersey                     07850
---------------------------------------            -----------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code     (908)  979-3025
                                                              --------

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
Yes      x          No
    -----------        -----------

(2) Has been subject to such filing requirements for the past 90 days.

Yes      x          No
    -----------        -----------

173,253,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of June 12, 2006.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB



                          PART I FINANCIAL INFORMATION


Item Number                                                                 Page

Item 1.             Financial Statements

                          Balance Sheets                                       2

                          Statements of Operations                             4

                          Statements of Stockholders' Deficiency               5

                          Statements of Cash Flow                              6

                          Notes to Financial Statements                        7

Item 2.             Management's Discussion and Analysis
                    Or Plan of Operation                                       9

Item 3.             Controls and Procedures                                   15



                    PART II OTHER INFORMATION

Item 1.             Legal Proceedings                                         15

Item 2.             Unregistered Sales of Equity Securities and
                    Use of Proceeds                                           15

Item 3.             Defaults Upon Senior Securities                           15

Item 4.             Submission of Matters to a Vote of Security
                    Holders                                                   16

Item 5.             Other Information                                         16

Item 6.             Exhibits                                                  16

Signatures                                                                    17

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MURRAY UNITED DEVELOPMENT CORPORATION
                          (A Company in the Development Stage)
                                     BALANCE SHEETS
                                       (UNAUDITED)
                                         ASSETS


                                 April 30, 2006              July 31, 2005
                              ----------------------      ---------------------
Current assets
Cash & cash equivalents       $                 158       $                170
Loan Receivable                               2,000                      2,000
                              ----------------------      ---------------------

Total current assets          $               2,158       $              2,170
                              ----------------------      ---------------------

Total assets                  $               2,158       $              2,170
                              ======================      =====================



The accompanying notes are an integral part of the financial statements.

                                         MURRAY UNITED DEVELOPMENT CORPORATION
                                          (A Company in the Development Stage)
                                                     BALANCE SHEETS
                                                      (UNAUDITED)
                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                          April 30, 2006              July 31, 2005
                                                      -----------------------      --------------------
Current liabilities:
     Accounts payable and Accrued Expenses            $               32,335       $            13,818
                                                      -----------------------      --------------------

    Total current liabilities                                         32,335                    13,818

Other liabilities:
     Accrued Interest Payable                                         84,835                   143,024
     Notes payable-other stockholder                                 832,878                 1,944,754
     Accrued Compensation                                            148,128                   148,128
                                                      -----------------------      --------------------

    Total other liabilities                                        1,065,841                 2,235,906
                                                      -----------------------      --------------------

    Total liabilities                                              1,098,176                 2,249,724
                                                      -----------------------      --------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
173,253,434 shares and 84,153,434                                     17,326                     8,416
Additional paid-in capital                                         3,232,518                 2,572,028
Deficit accumulated in the development stage                      (4,345,862)               (4,827,998)
                                                      -----------------------      --------------------

     Total stockholders' deficiency                               (1,096,018)               (2,247,554)
                                                      -----------------------      --------------------

     Total Liabilities and Stockholder' Deficiency   $                2,158      $              2,170
                                                      =======================      ====================


The accompanying notes are an integral part of the financial statements.

                                     MURRAY UNITED DEVELOPMENT CORPORATION
                                     (A Company in the development Stage)
                                           STATEMENTS OF OPERATIONS
                               FOR THE NINE MONTHS ENDED APRIL 30, 2006 AND 2005

                                                                                                  CUMULATIVE
                                                                                                    AMOUNTS
                                                                                                      FROM
                                                2006                    2005                       INCEPTION
                                        -------------------     -------------------         --------------------
Income
Debt forgiveness                                   632,500                       -                      632,500
Interest income                                          -                       -                       66,465
                                        -------------------     -------------------         --------------------
Total Income                                             -                       -                      698,965

Expenses
Research and Development costs                                                                          876,771
Licensing fees-stockholder and affiliate                 -                       -                       57,260
General and administrative expenses                 65,529                  74,521                    3,085,807
Interest expense-stockholder and affiliate          84,835                 106,660                    1,024,991

                                        -------------------     -------------------         --------------------
Total Expenses                                     150,364                (181,181)                   5,044,829
                                        -------------------     -------------------         --------------------

Net Gain (Loss) before tax              $          482,136     $          (181,181)        $         (4,345,864)
                                        -------------------     -------------------         --------------------

Net Income (Loss)                       $          482,136     $          (181,181)        $         (4,345,864)
                                        ===================     ===================         ====================

Net loss per common share               $            0.004      $           (0.002)         $            (0.025)

Weighted average number of
common shares outstanding                      124,947,045              82,720,770                  173,253,454
                                        -------------------     -------------------         --------------------

The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
 NINE MONTHS ENDED APRIL 30, 2006 AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE 0F INCEPTION)
                                   (UNAUDITED)


                                    Common                                                   Deficit
                                     Stock                            Additional          Accumulated in
                                   Number of                            Paid in          the Developmental
                                    Shares           Amounts            Capital               Stage                 Total
                               ---------------  ---------------   ----------------  ---------------------    -----------------
Balance July 31, 2005              84,153,434   $        8,416    $     2,572,028   $         (4,877,998)    $     (2,297,554)

Issuance of common stock for
   services                           100,000   $           10    $         1,890                            $          1,900

Debt converted into stock          89,000,000   $        8,900    $       658,600                            $        667,500

Net Gain (Loss) at 4/30/2006                                                        $            482,136     $        482,136

                               ---------------  ---------------   ----------------  ---------------------    -----------------

                                  173,253,434   $       17,326    $     3,232,518   $         (4,395,862)    $     (1,146,018)
                               ===============  ===============   ================  =====================    =================


The accompanying notes are an integral part of the financial statements.

                                         MURRAY UNITED DEVELOPMENT CORPORATION
                                         (A Company in the Development Stage)
                                               STATEMENTS OF CASH FLOWS
                                       NINE MONTHS ENDED APRIL 30, 2006 AND 2005
                                       CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                                                  (DATE OF INCEPTION)
                                                      (UNAUDTIED)


                                                                                                           Cumulative
                                                                         2006              2005          from Inception
                                                                  ----------------   --------------    -----------------
Operating activities:
Net Income (Loss)                                                $        482,136    $    (181,181)    $     (4,345,864)
Adjustments to reconcile net loss to net cash used in
    operating activities:
Depreciation and Amortization                                                   -            6,249              260,497
Expenses paid through issuance of common stock by:
    Company                                                                 1,900                -              543,185
    Principal Stockholder                                                       -           17,500              220,900
Changes in operating assets and liabilities:
    Loan Receivable                                                             -                -               (2,000)
    Accounts Payable  Accrued Expenses                                    (39,672)         (31,933)             265,299
                                                                  ----------------   --------------    -----------------
Net cash provided by (used in) operating activities                       444,364         (189,365)          (3,057,983)
                                                                  ----------------   --------------    -----------------

Investing Activities:
    Purchase of furniture and  equipment                                        -                -             (260,497)
                                                                  ----------------   --------------    -----------------
Net cash provided by (used in) investing activities                             -                -             (260,497)
                                                                  ----------------   --------------    -----------------

Financing activities:
    Note payable to stock holder: Proceeds                        $       188,624    $     194,148     $      2,260,045
    Principal payments                                                 (1,300,500)          (7,500)          (1,427,167)
    Proceeds from the issuance of common stock (net)                      667,500            7,500            2,485,760
                                                                  ----------------   --------------    -----------------
Net cash provided by (used in) financing activities                      (444,376)         194,148            3,318,638
                                                                  ----------------   --------------    -----------------
Net increase (decrease) in cash and cash equivalents                          (12)           4,781                  158
Cash and cash equivalents, beginning of period                                170            1,033                    -
                                                                  ----------------   --------------    -----------------
Cash and cash equivalents, end of period                          $          158     $       5,814     $            158
                                                                  ----------------   --------------    -----------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                                   $             -    $           -     $              -
                                                                  ----------------   --------------    -----------------


                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 2006 and 2005


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

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine that was successfully tested on a preliminary basis in January 1990; additional testing and development of the engine prototype to obtain performance data for the demonstration of the engine to potential licensees; research relating to the ability of a proprietary cleaning solution, which the Company intends to license from an affiliated entity, to remove air pollutants from coal burning flue gas and certain air pollutants and contaminants from building air, as well as other industrial uses; and research and development relating to production of hydrogen for use in hydrogen fuel cells. The proprietary cleaning solution, for which we have been granted trademark protection under the name Klenz-Safe, is owned by a corporation whose sole shareholders are Mr. Anthony Campo and Mr. Dwight Foster, the Chairman of the Board and Chief Executive Officer of the Company, respectively.

The Company has presently suspended research and development on its Klenz-Safe, hydrogen and Rotocam technologies due to a lack of funding and does not intend to conduct such research and development during the next 12 months unless it is able to obtain funds to do so from third parties. The Company intends to continue to seek third parties with whom to form a business relationship in order to assist it in funding such further research and development but is not able to provide any assurances that it will be successful in doing so.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of April 30, 2006, the Company had not been able to commercially utilize its hydrogen or engine technology or the Klenz-Safe cleaning solution to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,096,018 as of April 30, 2006 and have also generated significant working capital deficiencies from time to time.

Management does not expect the Company to generate any revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2006. The limited amount of liquid resources available at April 30, 2006, and the inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

Management believes that continuation of the Company as a going concern during the twelve-month period subsequent to April 30, 2006 and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its hydrogen, Klenz-Safe and rotary engine technologies and to fund the general and administrative expenses to be incurred during the remaining development periods for such technologies. Potential sources of such working capital include: the private or public sale of common stock, the exercise of a substantial portion of the 15,398,000 outstanding Class B warrants prior to their proposed expiration on March 11, 2007, 14,898,000 of which are exercisable at $0.15 per share and 500,000 of which are exercisable at $.225 per share; and borrowing additional amounts from related parties or other sources. However, there can be no assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the July 31, 2005 Form 10-KSB and in the Company's 8-K filed with the SEC on December 30, 2005.

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


RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through April 30, 2006 of $4,319,881. Our revenues from our inception on October 13, 1987 through April 30, 2006, aggregating $66,465, were derived from interest earned and $632,500 from the forgiveness of debt by the majority shareholder, which occurred on December 27, 2005. Interest income was $0 in the periods ended April 30, 2006 and April 30, 2005 as a result of a lack of funds available for investment.

The cumulative loss from inception includes research and development costs of $876,771. There were no research and development costs in the quarterly periods ended April 30, 2006 and April 30, 2005. We have presently discontinued our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $3,085,807. General and administrative expenses decreased to $65,529 in the period ending April 30, 2006 from $74,521 in the period ending April 30, 2005, or a 12.07% decrease. Decreases in general and administrative expenses can be attributed to decreased professional fees.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $1,024,991 on promissory notes payable to our principal stockholder and Chairman. Interest expense decreased to $84,835 in the period ending April 30, 2006 from $106,660 in the period ending April 30, 2005, primarily as a result of the forgiveness of debt by our Chairman and principal stockholder.

Our net gain of $482,136 in the period ended April 30, 2006 increased by $663,317 over the net loss of $181,181 in April 30, 2005. The forgiveness of debt by our chairman and principal stockholder caused the overall increase.


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2006, we had cash and short-term investments totaling $158 (compared to liquid assets of $170 at July 31, 2005), a working capital decrease of $12 (compared with a working capital decrease of $863 at July 31, 2005), and a total stockholders' deficiency of $1,096,018 (compared to a deficiency of $2,247,553 at July 31, 2005). The stockholders' deficiency decreased due to the forgiveness of debt by our Chairman and principal stockholder.

At April 30, 2006, we had current liabilities in excess of current assets of $30,177. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at April 30, 2006 as well as July 31, 2005 and significant working capital deficiencies from time to time. We do not expect to generate any revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2006. Cash flow generated during the period ended April 30, 2006 was $484,364, and cash flow used during the period ended April 30, 2005 wa $189,365. The limited amount of liquid resources available at April 30, 2006, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATION

KLENZ-SAFE CLEANING SOLUTION

In February 2002, we reached an agreement in principle with Mr. Anthony
Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp. ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. Under the terms of the proposed license, Foster-Campo would manufacture the cleaning solution and supply it to our customers and then invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo would receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit would include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution.

In June 2000 Penn State Energy Institute, which is a facility of Penn State University, conducted laboratory tests of the application of the Klenz-Safe solution to the reduction of sulfur from coal burning flue gas. When coal burning flue gas was introduced through Klenz-Safe using the Company's proprietary methodology, the capture rate of sulfur exceeded 99.2% and maintained a minimum 98% rate throughout the testing.

Due to the success of the initial testing, Penn State Energy Institute applied to the U.S. Department of Energy for a grant to conduct a pilot test of Klenz-Safe's ability to capture sulfur in coal burning flue gas. Such grant request was not funded during the Department of Energy's 2003 funding period. During our fiscal year ended July 31,2004, Penn State informed us that the cost of further testing, which would be conducted in a working smoke stack to simulate actual conditions, would be approximately $100,000. We are continuing to seek third- party companies with whom to form a business relationship to assist us in funding the cost of such testing. To date we have been unsuccessful in forming such relationship, and we are not able to provide any assurances that we will be able to enter into such a business relationship at any time. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding the additional research.

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

o Klenz-Safe achieves a higher starting alkalinity and has a longer operating life than can be obtained with commercial caustic materials or lime slurries; and

o    Klenz-Safe protects rather than corrodes metal compounds and surfaces.

     Management presently believes that Klenz-Safe may be useful in the following applications:

o Air pollution control in wet scrubber equipment, which are commonly used to remove pollutants from building air;

o    Containment and neutralization of liquids and compounds;

o    Decontamination of equipment in pharmaceutical production;

o    Air filtration in indoor air quality control; and

o    Flue and combustion gas scrubbing.

We are continuing to seek third- party companies with whom to form a business relationship to assist us in funding the cost of testing Klenz-Safe's ability to remove contaminants from building air on a cost effective basis. To date we have been unsuccessful in forming such relationship, and we are not able to provide any assurances that we will be able to enter into such a business relationship at any time. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding such additional testing.

To date, the cost of the research at Penn State was approximately $9,000, and the cost of the research by the certified air quality laboratory was approximately $5,000. In addition, during fiscal 2003 and 2004 we incurred approximately $10,000 and $4,700, respectively for research relating to Klenz Safe's ability to remove sulfur from flue burning smoke stacks. Funding for all such research was provided by loans to the Company from our Chairman, Mr. Anthony Campo. The Company has not conducted any research and development activities on the Klenz-Safe product during fiscal 2005 and does not intend to conduct such research and development during the ensuing 12 months unless it is able to obtain funds to do so from third parties. Management is not able to provide any assurances that such third party funding will be available at any time during such 12-month period.


We have been granted trademark protection for the name "Klenz-Safe" from the US Patent and Trademark Office (PTO). The method of application of the Klenz-Safe formula for removal of sulfur from coal burning flue gas was developed by a consultant to the Company, who assigned to us his rights to such know-how and his rights under a provisional patent application filed with the PTO covering such know-how. In October 2002 we filed an application for a provisional patent, which extends the Klenz-Safe technology into additional indoor air quality applications. In February 2003, we filed an amendment to the October 2002 provisional patent application that revised certain data contained in the October 2002 provisional patent application. In February 2004 we filed a non-provisional patent application relating to Klenz-Safe. We are continuing to attempt to obtain such patents; however, we cannot provide any assurances that the PTO will grant a patent on our Klenz-Safe technology.

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

The Company did not conduct any research and development activities on the PGH Technology during fiscal 2005 and does not intend to conduct such research and development during the ensuing 12 months unless it is able to obtain funds to conduct such activities from third parties. Management is not able to provide any assurances that such third party funding will be available at any time during such 12-month period.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2005, in the principal amount of $2,087,278 (the "August 1, 2005 Outstanding Indebtedness"), which note consolidated amounts we owed him under our prior notes. The August 1, 2005 Note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1, 2006. We have defaulted on our quarterly interest payments due under the August 1, 2005 Note on November 1, 2005, February 1, 2006 and May 1, 2006.

On December 27, 2005, Mr. Campo exercised his right to convert $667,500 into 89,000,000 shares of our common stock. On December 30, 2005, except for $787,278, Mr. Campo forgave the balance of the August 1, 2005 Outstanding Indebtedness, which amounted to $632,000. This amount was recorded as income on the January 31, 2006 Statement of Operations. Between August 1, 2005 and April 30, 2006, Mr. Campo loaned the Company an additional $45,600. The outstanding amount due under the 2005 Note as of April 30, 2006 was $832,278. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2005 Note until such time as we have operating revenues or we raise funds from an independent source, both of which events may not occur at any time.

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

                           Dated:  June 12, 2006


                           By:     /s/ Anthony S. Campo
                                   Anthony S. Campo, Executive Vice President
                                   Secretary and Treasurer
                                   Chief Financial Officer

                          Dated:   June 12, 2006