Form 10KSB
period 2006-07-31
MURRAY UNITED DEVELOPMENT CORP
filed 2006-10-27
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


(Mark One)

/x/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended July 31, 2006

                                       or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the transition period from N/A to N/A

                        Commission File Number 3319048NY

                         MURRAY UNITED DEVELOPMENT CORP.
                         -------------------------------
                         (Name of Small Business Issuer)

             Delaware                                    222856171
----------------------------------------    -----------------------------------
(State of incorporation or organization)    (I.R.S. employer identification no.)


P.O. Box 669, Huntington, New York                         11743
---------------------------------------                  ---------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code: (908) 979-3025


Securities registered under Section 12(b) of the Exchange Act:         NONE


Securities registered under Section 12(g) of the Exchange Act:         NONE

Check if the Issurer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No  [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive information or proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

Indicate by check mark whether the Issuer is a shell company as defined in Rule 12-b-2 of the Exchange Act. Yes [X] No [ ]

The Issuer did not have any revenues during its fiscal year ended July 31, 2006.

As of October 18, 2006, the aggregate market value of the registrant's Common Stock held by non affiliates of the Issuer as computed by reference to the closing price of such stock on such date was approximately $742,880.

As of October 18, 2006, 173,253,434 shares of the Issuer's Common Stock were outstanding. If holders of all securities convertible into the Issuer's Common Stock exercised their respective conversion rights, there would be 194,851,434 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes      No  X
   ----     -----

Documents incorporated by Reference:  NONE



                                    INDEX TO FORM 10-KSB -- Parts I - IV

                                                                                                               Page No.
Part I   - Item 1.                  Description of Business                                                       1
         - Item 2.                  Properties                                                                    9
         - Item 3.                  Legal Proceedings                                                             9
         - Item 4.                  Submission of Matters to a Vote of Security Holders                           9

Part II
         -  Item 5.                 Market for Common Equity, Related Stockholder Matters and Small
                                    Business Issuer Purchases of Equity Securities                                9
         -  Item 6.                 Management's Discussion and Analysis or Plan of Operation                    11
         -  Item 7.                 Financial Statements                                                         13
         -  Item 8.                 Changes in and Disagreements With Accountants on Accounting
                                            and Financial Disclosure                                             13
         -  Item 8A.                Controls and Procedures                                                      13
         -  Item 8B.                Other Information                                                            13
Part III
         -  Item 9.                 Directors, Executive Officers, Promoters and Control Persons;                14
                                    Compliance with Section 16(a) of the Exchange Act
         -  Item 10.                Executive Compensation                                                       16
         -  Item 11.                Security Ownership of Certain Beneficial Owners and                          17
                                            Management and Related Stockholder Matters
         -  Item 12.                Certain Relationships and Related Transactions                               18
         -  Item 13.                Exhibits                                                                     21
         -  Item 14                 Principal Accountant Fees and Services                                       23

            Signatures                                                                                           24

            Index to Financial Statements

            Exhibit 23 Consent of Blanchfield, Meyer, Kober & Rizzo LLP

            Exhibit 31(a) (Certification required under the Section 302 of the Sarbanes-Oxley Act of 2002)

            Exhibit 31(b) (Certification required under the Section 302 of the Sarbanes-Oxley Act of 2002)

            Exhibit 32(a) (Certification required under the Section 906 of the Sarbanes-Oxley Act of 2002)

            Exhibit 32(b) (Certification required under the Section 906 of the Sarbanes-Oxley Act of 2002)

                                     PART I


DISCLOSURE OF FORWARD-LOOKING STATEMENTS


         The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this report, including without limitation, the statements regarding the Company's financial position and liquidity, the Company's plan of operation, its ability to identify and form a business combination with a suitable business entity, and other matters, may be deemed forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report. Should the Company's underlying assumptions prove incorrect, actual results may vary materially from those described in this report as intended, anticipated, believed, estimated or expected with respect to other forward-looking statements. The Company does not undertake to update these forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

Rotorcam Engine

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

         From approximately 2000 to 2005, we attempted to locate a funding source for the $350,000 to $375,000 that was required in order to commercialize the Rotorcam Engine. Possible sources of such funding included borrowing from private sources and/or exercise of the 15,398,000 outstanding Class B Warrants issued during our initial public offering. In order to encourage Warrant holders to exercise their Class B Warrants, we filed a Registration Statement with the United States Securities and Exchange Commission ("SEC"), which became effective on May 3, 2000. The Registration Statement, together with the qualification or exemptions from qualification obtained in several states where holders of our Class B Warrants reside, permit such holders to exercise their Class B Warrants under the laws of the United States and those states where we have either qualified or obtained an exemption from qualifying the shares of our Common Stock for which the are exercisable. To date, however, none of such Class B Warrant holders have exercised their Class B Warrants due principally to the fact that, with limited exceptions, the market price of our Common Stock has been lower than the exercise price of the Class B Warrants since the effective date of the Registration Statement.

         Due principally to the lack of any operating revenue or other internally or externally generated sources of funding, we did not incur any expenses for research and development for the Rotorcam Engine during our 2001 through 2006 fiscal years. Management has decided to discontinue further efforts to develop and commercialize this technology unless it receives expressions of interest from third parties to fund such development and commercialization, of which there can be no assurances.

Klenz-Safe Cleaning Solution

         In February 2002, we reached an agreement in principle with Mr. Anthony Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution for removing sulfur from coal burning smoke flues and pollutants and contaminants from building air. This proprietary solution is owned by Foster-Campo Corp. ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. Under the terms of the proposed license, Foster-Campo would manufacture the cleaning solution and supply it to our customers and then invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo would receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers.

         Between 2000 and 2004 we tested and conducted research relating to Klenz-Safe's ability to remove sulfur from coal burning smoke flues and pollutants and contaminants from building air at an aggregate cost of approximately $28,700. Funding for all such testing was provided by loans to the Company from our Chairman, Mr. Anthony Campo. The results of this research and testing were successful, and from fiscal 2000 through fiscal 2006 we sought third-party companies with which to form business relationships to assist us in funding the cost of further testing and commercialization of Klenz-Safe. To date, however, we have not been successful in our attempts to form any such business relationships.

         The Company did not conduct any research and development activities on its Klenz-Safe technology during fiscal 2005 or 2006 and does not intend to conduct such research and development during the ensuing 12 months unless it is able to obtain funds to conduct such activities from third parties. Management is not able to provide any assurances that such third party funding will be available at any time during such 12-month period.

Hydrogen Production Technology

         In 2002, we began to investigate a technology that would produce hydrogen from sunlight through the use of a proprietary device and solution. The hydrogen gas produced would be used to supply on demand, low cost hydrogen fuel to hydrogen-oxygen fuel cells in order to meet stationary and mobile electric power requirements. Stationary uses would include residential and commercial heating systems, and mobile uses would include electric and hybrid fuel cell powered vehicles.

         In an attempt to develop this technology, we entered into agreements with George Johnson and William L. Johnson (the "Inventors") in which the Inventors agreed to develop a method and apparatus for production of photo galvanic hydrogen (the "PGH Technology") and to prepare and file a provisional patent application relating thereto in the PTO. The Inventors further agreed that, upon filing of the provisional patent application, they would negotiate with the Company for an assignment of all of their interest in the PGH Technology and the provisional patent application to the Company. In consideration for the Inventors' services, the Company agreed to issue to each of the Inventors 100,000 shares of the Company's Common Stock and to register such shares with the Securities and Exchange Commission.

         In July 2003, the Inventors filed the provisional patent application with the PTO, and in October 2003, the Company entered into a Technology Assignment Agreement with the Inventors pursuant to which the Inventors agreed to assign to the Company all of their rights in the PGH Technology, in the provisional patent application, and in all letters patent, that may be granted for the PGH Technology.

         We conducted research on the PGH Technology on a limited basis in fiscal 2004. However, we did not conduct any research and development activities on the PGH Technology during fiscal 2005 or 2006 and do not intend to conduct such research and development during the ensuing 12 months unless we are able to obtain funds to conduct such activities from third parties. Management is not able to provide any assurances that such third party funding will be available at any time during such 12-month period.


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


PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION

         Under legal settlements signed in 1993 and 1996, we obtained title to seven U.S. patents and four international patents relating to the Rotorcam Engine. Of these seven U.S. patents, three remain in effect and four have expired due to lack of funds necessary to maintain such patents. Each of the foreign patents and the rights to patents pending have also expired due to a lack of funds necessary to acquire or maintain such patents.

         We have been granted trademark protection for the name "Klenz-Safe" from the PTO. In February 2004, we filed a patent application with the PTO for the use of Klenz-Safe to remove contaminants from coal burning flue gas and to remove carbon monoxide and other contaminants from indoor building air, and in July 2004 we filed a patent application covering a method and apparatus for production of photo galvanic hydrogen ("PGH"). To date, neither of such patents has issued.

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

         In October 2003, we engaged John Byrne to assist us in identifying, and coordinating and negotiating with, third parties that may form business affiliations with the Company for purposes of developing and/or marketing the Company's Klenz-Safe and PGH Technologies. In consideration of his services, we agreed to issue to Mr. Byrne one million shares of our Common Stock. Such shares were issued on November 30, 2004. Mr. Byrne's services were terminated effective May 2, 2006.

         We have previously also retained the services of a consultant on an as needed basis, who provides us with engineering services with payment being made based on such consultants' hourly rate.


RECENT LETTER OF INTENT RELATING TO POSSIBLE BUSINESS COMBINATION WITH AN OPERATING COMPANY

         In August 2006, management was approached by representatives of a company with operations located in the People's Republic of China (the "PRC Operating Company") to determine whether management might be interested in having the Company engage in a merger with the PRC Operating Company. The PRC Operating Company is engaged in the business of manufacturing and sales of precision investment casting and metal fabrication products and of electronic circuit boards for home appliances and motion controllers in China.

         In September 2006, we entered into a non-binding letter of intent ("Letter of Intent") pursuant to which we would merge (the "Merger") with the PRC Operating Company. Under the terms of the Letter of Intent, upon completion of the Merger, shareholders and consultants of the PRC Operating Company would own 85.56% of the common stock of the Company on a fully diluted basis, and existing Murray shareholders would own 12.22% of the shares of common stock of the Company on a fully diluted basis. In addition, Mr. Campo would receive 0.71% of such common stock on a fully diluted basis as partial consideration for his agreement to cancel approximately $900,000 of indebtedness from the Company to him; and shareholders holding 15,398,000 Class "B" warrants and Mr. Dwight

Foster, who currently holds an option to purchase 6,000,000 shares of the Company, would receive similar rights to purchase an aggregate of 1.52% of the common stock of the Company on a fully diluted basis. The PRC Operating Company further agreed to pay up to $35,000 of the Company's legal, accounting and other expenses incurred from the date of the Letter of Intent, subject to completion of the transaction and certain other conditions.

         Management of the Company and of the PRC Operating Company are presently negotiating the terms of a definitive agreement (the "Definitive Agreement"). Under the Definitive Agreement, the parties would engage in a share exchange transaction pursuant to which the Company would acquire all of the outstanding capital stock of the PRC Operating Company in return for issuance to the shareholders and consultants of such PRC Operating Company of that number of shares of our Common Stock that would result in such shareholders' owning approximately 85.56% of the total outstanding shares of Common Stock of the Company.

         Although the form of the transaction contemplated by the Definitive Agreement would be a share exchange rather than a merger, the respective percentages set forth in the Letter of Intent (as described above) would remain approximately the same. Even if the Definitive Agreement is concluded and executed, closing of the share exchange would be subject to certain terms and conditions including, but not limited to, mutually satisfactory due diligence investigations by each of the companies involved.

         We are unable to predict whether the Company will enter into the proposed share exchange with the PRC Operating Company or any other business combination. However, if any such business combination is concluded, it is unlikely that present management and shareholders of the Company will have control of a majority of the voting shares of the Company following any business combination. It is also probable that the Company's directors and officers would resign and new directors and officers would be appointed without a vote of the shareholders.

         Should the Definitive Agreement be concluded and executed, the Company intends to promptly file a Form 8-K that will provide its shareholders with detailed disclosure of the material terms and conditions of the Definitive Agreement as well as a detailed description of the business of the PRC Operating Company.

         If the transaction with the PRC Operating Company is not completed, management intends simultaneously to seek a company with which to engage in a possible business combination and to continue to look for companies to assist the Company in attempting to develop and commercialize its Klenz-Safe and PGH technologies. Depending on the timing, terms and nature of the opportunities presented as a result of any such efforts, management will determine whether to engage in a business combination with an operating company or pursue the development and commercialization of one or both of the Company's Klenz-Safe and PGH technologies.

         In seeking possible business combination opportunities, the Company does not intend to restrict its search to any particular industry or geographical location. Analysis of such companies will be undertaken by or under the supervision of the Company's management, none of whom is a professional business analyst. In view of the Company's lack of capital, management will attempt to require any such candidate to assume the obligation to pay for the professional and other fees and expenses relating to any such proposed business combination.

         In connection with any proposed business combination, management will perform a due diligence investigation of such proposed business combination candidate, as they may deem appropriate in their business discretion. Such investigation may include meeting personally with key personnel of the business combination candidate, inspecting its facilities, checking references of management, and other reasonable measures to the extent of the Company's limited capital resources and management expertise.

         The Company anticipates that its participation in a business combination would be accomplished through the issuance of its common stock. While the terms of any such transaction cannot be predicted it should be noted that in some circumstances the criterion for determining whether or not the combination is a "tax free" reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, may depend on the issuance to the shareholders of the company with which the Company intends to combine of at least 80% of the common stock of the Company. Existing shareholders of the Company may, in such circumstances, retain up to 20% of the total outstanding capital stock of the Company. Shareholders of the Company should exercise caution in relying on any tax benefits in light of any new or proposed tax laws, and it is possible that no tax benefits will exist at all. Shareholders should also consult with their own tax, financial or other business advisors.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
     STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

         Our Common Stock has been traded in on the over-the-counter market since March 24, 1988 and is quoted on the OTC Bulletin Board under the symbol MRAY. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commission, for the periods indicated below are:

                               Year Ended July 31,

                             2006                               2005
                             ----                               ----
                       High         Low                 High             Low
                       ----         ---                 ----             ---
1st Quarter            0.025       0.0055             $ 0.009          $ 0.003
2nd Quarter            0.056       0.005              $ 0.035          $ 0.015
3rd Quarter            0.036       0.012              $ 0.025          $ 0.01
4th Quarter            0.025       0.0055             $ 0.015          $ 0.008

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

         As of October 18, 2006 there were approximately 831 holders of record of our Common Stock. We have not paid any dividends on our Common Stock during either of the past two fiscal years and have no intention of paying dividends during the forthcoming fiscal year.

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

         On September 20, 2005 we issued 100,000 shares of our Common Stock to Mr. Carmine Vano as consideration for his agreement to serve as a Director of the Company. The shares issued to Mr. Vano were issued without registration pursuant to Section 4(2) of the Securities act of 1933 and are therefore "restricted" securities. The closing price of the Company's Common Stock on the date the shares were issued to Mr. Vano was $.019 per share. Based solely on such market price, the value of the shares issued to Mr. Vano was $1,900.

         On December 27, 2005, Mr. Anthony Campo, the Chairman of the Board of Directors and the Executive Vice President, Secretary and Treasurer of the Company, acquired 89 million shares of the Company's Common Stock pursuant to the exercise of a conversion right granted to him under the Company's promissory note dated August 1, 2005 (the "2005 Note") in the original principal amount of $2,087,278. The 2005 Note had been issued to Mr. Campo to evidence loans, including accrued interest thereon, made by him to the Company since at least 1994 and provided that Mr. Campo could convert each $.0075 in principal amount of such Note into one share of Common Stock up to a maximum of 89 million shares. Pursuant to this conversion right, Mr. Campo converted $667,500 of indebtedness under the 2005 Note into 89 million shares of the Company's Common Stock. To the extent the issuance of such shares is deemed to be a sale, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

RESULTS OF OPERATIONS

         We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through July 31, 2006 of $4,390,267. Our revenues from our inception on October 13, 1987 through July 31, 2006 aggregating $66,469 were derived from interest earned. Interest income was zero in the periods ended July 31, 2006 and July 31, 2005 as a result of the unavailability of funds for investment.

         The cumulative loss from inception includes research and development costs of $876,771. We had no research and development costs in the periods ended July 31, 2006 or July 31, 2005, as we have had to reduce substantially our research and development activities due to liquidity problems.

         Our cumulative loss from inception includes general and administrative expenses of $3,114,361. General and administrative expenses decreased to $94,081 in the period ended July 31, 2006 from $123,858 in the period ended July 31, 2005, or a 24% decrease. Decreased general and administrative expenses can be attributed to decreased legal and other professional expenses.

         Our cumulative loss from inception also includes past licensing fees, of which there were none during the period ended July 31, 2006, and, cumulatively, $57,260 since inception.

         The cumulative loss from inception also includes interest expense of $1,040,840 on promissory notes payable to our principal stockholder and chairman. Interest expense decreased to $100,684 in the period ending July 31, 2006 from $143,024 in the twelve (12) month period ended July 31, 2005, primarily as a result of the conversion by our chairman of $667,500 of indebtedness into 89 million shares of our Common Stock in December 2005 and his forgiveness of an additional $632,500 of indebtedness under such note, also in December 2005.

         Our net loss from operations of $194,769 in the period ended July 31, 2006 decreased by $72,177, or 27%, over the net loss from operations of $266,882 in July 31, 2005. Decreases in professional fees, research costs, and interest expenses caused the overall increase.

         Net income of $437,735 for the period ended July 31, 2006 resulting from forgiveness of debt income of $667,500 during the year. This compares to an overall loss of $266,882 for the period ended July 31, 2005, an increase of $704,617.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2006, we had cash and short-term investments totaling $3,707 (compared to liquid assets of $2,170 at July 31, 2005), a working capital decrease of $11,081 (compared with a working capital increase of $8,061 at July 31, 2005), and a total stockholders' deficiency of $1,140,418 (compared to a deficiency of $2,247,553 at July 31, 2005). The stockholders' deficiency increased due to the net income of $437,735 incurred in the twelve months ended July 31, 2006 and the conversion of debt to equity.

         At July 31, 2006, we had current liabilities in excess of current assets of $ 22,728. We have not been able to commercially utilize our Rotorcam Engine, Klenz-Safe or hydrogen technologies to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at July 31, 2006 as well as July 31, 2005 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 2006. Cash flows used by operating activities were $80,063 and $73,612 in the periods ended July 31, 2006 and July 31, 2005, respectively. We continue to depend upon loans and advances from shareholders to satisfy our cash needs. There can be no assurances that this source of funding will continue. The limited amount of liquid resources available at July 31, 2006, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS AND LONG-TERM CONTRACTUAL OBLIGATIONS

         We do not have any off-balance sheet arrangements or long-term contractual obligations.

                                PLAN OF OPERATION

         If the transaction with the PRC Operating Company is not completed, management intends simultaneously to seek a company with which to engage in a possible business combination and to continue to look for companies to assist the Company in attempting to develop and commercialize its Klenz-Safe and PGH technologies. Depending on the timing, terms and nature of the opportunities presented as a result of any such efforts, management will determine whether to engage in a business combination with an operating company or pursue the development and commercialization of one or both of the Company's Klenz-Safe and PGH technologies.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are set forth where indicated in Item 13 (A) 1 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company is a development state company and currently has no revenues, significant assets or independent operations. Its current Chief Executive Officer, Dwight Foster, and its current Chief Financial Officer, Anthony Campo, are the only individuals who accumulate financial information required to be disclosed in the Company's financial reports. Since Messrs. Foster and Campo are the only individuals who accumulate such information, they have concluded that the information they accumulate is obtained by them in such a manner as to permit them to make timely decisions regarding disclosure. They have also concluded that the Company's controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the periods required by the Exchange Act.

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

ITEM 8B. OTHER INFORMATION

          None

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

                                                             First Year
                                                             ----------
Name             Age         Position                        Elected/Appointed
----             ---         --------                        -----------------
Anthony Campo     66         Chairman of the                 1993
                             Board, Executive
                             Vice President,
                             Secretary and Treasurer

Dwight Foster     57         Director and                    2000
                             Chief Executive Officer

Robert Van Dine   55         President                       2002

Carmine Vano      60         Director                        2005


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

         There are no family relationships among our directors and officers, and there have been no legal proceedings within the last five years in regard to these officers and directors.

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

NAME AND PRINCIPAL POSITION         YEAR       RESTRICTED STOCK AWARD
---------------------------         ----       ----------------------
Dwight Foster, Chief Executive      2006       $ - 0 -
Officer                             2005       $ 10,000
                                    2004       $ - 0 -

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

         The following table indicates the total number and value of exercisable and unexercisable stock options held by all Executive Officers as of July 31, 2006.


                                          Number of Securities                        Value of Unexercised
                                         Underlying Unexercised                       In-the-Money Options
                                      Options at Fiscal Year-End(#)                  At Fiscal Year-End (1)
                                     ------------------------------             -------------------------------
Name                                Exercisable          Unexercisable          Exercisable          Unexercisable
------------------------------- --------------------- -------------------- ---------------------- --------------------
Dwight Foster                        6,000,000               - 0 -                 $0.00                 $0.00


         (1) Based on the OTC Bulletin Board last sales price for our common stock on July 27, 2006 in the amount of $ 0.0065 per common share. No sales of the Company's stock occurred between such date and July 31, 2006.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         We have provided below information as of October 19, 2006 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Name and                            Amount and
Address of                          Nature of                   Percent
Beneficial Owner (1)(2          Beneficial Ownership          of Class (%)
----------------------          --------------------          ------------
Anthony S. Campo (3)                 102,731,100                  58.88

Dwight Foster (4)                      8,096,500                   4.52

Robert Van Dine                        2,000,000                   1.15

Carmine Vano                             130,000                    .08

All Directors and
Executive Officers
as a Group (4 persons)               112,957,600                  62.59


(1) Unless otherwise indicated, the address of each beneficial owner is in care of the Company, P.O. Box 224, Landing, New Jersey 07850.

(2) A person is deemed to be the beneficial owner of securities over which such person has or shares voting or investment power or which which may be acquired by such person within 60 days from the date of this Report upon the exercise of options, or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, or convertible securities that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days of this Report have been exercised or converted.

(3) In addition to 78,570,000 shares owned individually by Mr. Campo, includes
(i) 2,150,000 shares held by Mr. Campo's wife, (ii) 20,772,400 shares held by Mr. Campo's children, (iii) 1,100,000 shares that may be acquired by Mr. Campo upon the exercise of Class B Warrants, and (iv) 138,700 shares that may be acquired by the children of Mr. Campo upon exercise of Class B Warrants (see "Certain Transactions").

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

         In September 2005, the Board approved the issuance of a new Note to Mr. Campo dated as of August 1, 2005 in the principal amount of $2,087,278 to replace the August 1, 2004 Note that matured on August 1, 2005. The principal amount of the August 1, 2005 Note consolidated all amounts the Company owed Mr. Campo as of August 1, 2005, including accrued interest on the August 1, 2004 Note through July 31, 2005 in the amount of $140,132, additional advances made by Mr. Campo between August 1, 2004 Note and July 31, 2005 in the amount of $76,240, and interest on such additional advances in the amount of $2,892. Except for the increased principal amount of the August 1, 2004 Note and the reduction in the number of shares that Mr. Campo may acquire upon exercise of his conversion right from 90 million shares to 89 million shares, which resulted from his exercise of his conversion right for 1 million shares in December 2004, the terms of the August 1, 2005 Note were the same as the terms of the August 1, 2004 Note.

         In September 2006, the Board approved the issuance of a new note to Mr. Campo dated as of August 1, 2006 in the principal amount of $969,562 (the "2006 Note"). The 2006 Note reflected the conversion by Mr. Campo of $667,500 of indebtedness under the 2005 Note into 89 million shares of the Company's Common Stock in December 2005; the forgiveness by Mr. Campo of $632,500 of additional indebtedness under the 2005 Note in December 2005; additional loans in the amount of $81,600 made by Mr. Campo to the Company between August 1, 2005 and July 31, 2006; and accrued interest on principal amounts outstanding under the 2005 Note between August 1, 2005 and July 31, 2006 in the amount of $100,684. Except for a decrease in the principal amount of the 2006 Note and the elimination of the conversion right resulting from Mr. Campo's full exercise of such right in December 2005, the terms of such note are the same as the terms of the 2005 Note.

         Since we do not have any revenues, it is very doubtful that we will be able to pay any interest or principal amounts due under the 2006 Note until such time as we have operating revenues or until we raise funds from an independent source, both of which events may not occur at any time. However, should the Merger be concluded, Mr. Campo has agreed to cancel all existing indebtedness under the 2006 Note as partial consideration for his receipt of shares in the Merger equaling 0.71% of the outstanding capital stock of the Company on a fully diluted basis.

                                     PART IV

ITEM 13.  EXHIBITS, LISTS  AND REPORTS ON FORM 8-K

(A) Exhibits and Financial Statements:

         1.  Financial Statements

         The following financial statements are included on pages 1 to 19 of the Financial Statements in this Report.

         (i)      Report of Independent Accountants
         (ii)     Balance Sheets as of July 31, 2006 and July 31, 2005
         (iii) Statements of Income for the fiscal years ended July 31, 2006 and 2005
         (iv) Statements of Cash Flows for the fiscal years ended July 31, 2006 and 2005
         (v) Statements of Changes in Stockholders' Equity for the fiscal years ended July 31, 2006 and 2005
         (vi)     Notes to Financial Statements

(B) The following exhibits, which are required by Item 601 of Regulation S-B, are incorporated by reference to previously filed documents.


Exhibit No.       Exhibit

(3)      (a)      Articles of Incorporation and Bylaws.                      (1)
         (b)      Amended and Restated Bylaws                                (2)

(10)     Material contracts
         (a) Option Agreement between the Company and (3) Dwight Foster covering grant of option on April 11, 2002.

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

         (e) Technology Development Consulting Agreement                     (4)
         dated as of June 1, 2002 between the Company and George H. Johnson and William L. Johnson.

         (f) Technology Development Consulting Agreement                     (4)
         dated as of June 1, 2002 between the Company and George H. Johnson and William L. Johnson.

         (g) Assignment of Invention & Patent Rights dated                   (4)
         October 2, 2003 from George H. Johnson and
         William L. Johnson to the Company.

         (h) Consulting Agreement dated as of October 2, 2003                (4)
         between the Company and William L. Johnson.

         (i) Consulting Agreement dated as of October 2, 2003                (4)
         between the Company and George H. Johnson.

         (j) Promissory Note dated August 1, 2006 from the Company           (5)
         to Mr. Anthony Campo.

(23) Consent of Blanchfield, Meyer, Kober & Rizzo LLP

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

         (5) Filed with the registrant's Report on Form 8-K dated September 21, 2006 and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The fees previously billed by the Company's auditors for professional services rendered in connection with their audit of the Company's annual financial statements for fiscal 2006 and 2005 were $10,000 for each of such fiscal years and for such auditors' review of the financial statements included in the Company's Forms 10-QSB for fiscal 2006 and 2005 were $7,500 and $6,000, respectively.

AUDIT-RELATED FEES

         For fiscal 2006 and 2005, the Company's auditors did not bill any additional fees for services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

         The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2006 and 2005, respectively.

ALL OTHER FEES

         The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2006 and 2005 were $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

         Our financial statements for the fiscal year ended July 31, 2006 have been audited by our independent accountants, Blanchfield, Meyer, Kober & Rizzo LLP. Each year our Chairman of the Board pre-approves all audit and tax related services prior to the performance of such services. The percentage of hours expended on the audit by persons other than full-time, permanent employees of Blanchfield, Meyer, Kober & Rizzo LLP was zero.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                    (Registrant)


                                    By:  /s/ DWIGHT FOSTER
                                       --------------------
                                    Dwight Foster
                                    Chief Executive Officer

                                    Dated: October 24, 2006


                                    By:  /s/ ANTHONY S. CAMPO
                                       --------------------
                                    Anthony S. Campo
                                    Executive Vice President, Secretary
                                    and Treasurer
                                    (Chief Financial Officer)

                                    Dated: October 24, 2006

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

                                    /s/ ANTHONY CAMPO
                                    -----------------------
                                    Anthony S. Campo,
                                    Chairman of the Board

                                    /s/ DWIGHT FOSTER
                                    -----------------------
                                    Dwight Foster, Director

                                    /s/ CARMINE VANO
                                    -----------------------
                                    Carmine Vano, Director

                                    Dated:  October 24, 2006

                      MURRAY UNITED DEVELOPMENT CORPORATION

                              FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 2006 AND 2005

                                TABLE OF CONTENTS



                                                                      Page

INDEPENDENT AUDITORS' REPORT.......................................        1


FINANCIAL STATEMENTS

    Balance Sheets.................................................        2
    Statements of Operations.......................................        3

    Statements of Stockholders' Equity (Deficiency)................    4 -11

    Statements of Cash Flows.......................................       12

    Notes to Financial Statements..................................   13 -19

                       BLANCHFIELD, KOBER & COMPANY, P.C.
                           CERTIFED PUBLIC ACCOUNTANTS

                                   MEMBERS OF
               AMERICAN INISTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                    PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

Charles W. Blanchfield, CPA                                 Thomas G. Kober, CPA
Joseph Mortimer, CPA                                          Steven W. Lyon,CPA

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Murray United Development Corporation
Landing, N.J.

We have audited the accompanying balance sheets of Murray United Development Corporation as of July 31, 2006 and 2005 and the related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The cumulative amounts from inception included in the statement of operations, stockholders' equity, and cash flows for the periods prior to August 1, 2003 were audited by other auditors. The prior auditor's report dated October 16, 2004 included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended July 31, 2006 and 2005 in conformity with U.S generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of July 31, 2006, the Company had not generated any operating revenues and had suffered recurring losses from operations from inception and had a net capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Hauppauge, New York
October 18, 2006

         1200 VETERANS MEMORIAL HIGHWAY SUITE 350 HAUPPAUGE, NY 11788 TEL:
                         631-234-4200 FAX 631-234-4272

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                 BALANCE SHEETS
                             JULY 31, 2006 AND 2005


                                     ASSETS

                                                                                2006                2005
                                                                          ----------------    ----------------

CURRENT ASSETS
     Cash and cash equivalents                                            $          1,707     $           170
     Loan receivable                                                                 2,000               2,000
                                                                          ----------------     ---------------

         TOTAL CURRENT ASSETS                                                        3,707               2,170


FURNITURE AND EQUIPMENT, NET                                                             0                  0
                                                                          ----------------     ---------------

         TOTAL ASSETS                                                     $          3,707     $         2,170
                                                                          ================     ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                     $         26,435     $        13,817
                                                                          ----------------     ---------------

         TOTAL CURRENT LIABILITIES                                                  26,435              13,817
                                                                          ----------------     ---------------
LONG -TERM LIABILITIES
     Accrued compensation                                                          148,128             148,128

     Accrued interest payable                                                      100,684             146,515

     Notes payable - stockholder                                                   868,878           1,941,263
                                                                          ----------------     ---------------

         TOTAL LONG - TERM LIABILITIES                                           1,117,690           2,235,906
                                                                          ----------------     ---------------

         TOTAL LIABILITIES                                                       1,144,125           2,249,723
                                                                          ----------------     ---------------


STOCKHOLDERS' EQUITY (DEFICIENCY)
     Capital stock - par value $.001; authorized
     200,000,000 shares; issued and outstanding
     173,253,434 and 84,153,434 shares                                              17,326               8,416
     Additional paid-in capital                                                  3,232,521           2,572,031
     Deficit accumulated in the development stage                               (4,390,265)         (4,828,000)
                                                                          ----------------     ---------------
         TOTAL STOCKHOLDERS' EQUITY
                (DEFICIENCY)                                                    (1,140,418)         (2,247,553)
                                                                          ----------------     ---------------


         TOTAL LIABILITY AND STOCKHOLDERS'
              (DEFICIENCY)                                                 $         3,707     $         2,170
                                                                          ================     ===============


SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.       PAGE 2

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JULY 31, 2006 AND 2005
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                      CUMULATIVE
                                                                                     AMOUNTS FROM
                                                    2006               2005           INCEPTION
                                                  -------            -------         ------------
INCOME

Interest income                                 $          -0-       $       -0-    $       66,465

EXPENSES

Research and development costs                             -0-               -0-           876,771
Licensing fees stockholder and affiliate                   -0-               -0-            57,260
General and administrative expenses                     94,081           123,858         3,114,361
Interest expense stockholder and affiliate             100,684           143,024         1,040,838
                                                --------------       -----------    --------------

             Total Expenses                            194,765           266,882         5,089,230
                                                --------------       -----------    --------------
             Net Loss from operations                 (194,765)      $  (266,882)   $   (5,022,765)
                                                --------------       -----------    --------------
Other income
                 Debt forgiveness                      632,500                -0-          632,500
                                                --------------       -----------    --------------
                 Net income (loss)              $      437,735       $  (266,882)   $   (4,390,265)
                                                ==============       ===========    ==============

BASIC AND DILUTED
Net income (loss) per common share              $        0.003       $    (0.003)   $        0.025

Weighted average number of common
shares outstanding                                 136,422,055        83,084,941       173,253,434
                                                --------------       -----------    --------------

Weighted average number of common
shares fully diluted                               157,820,055        83,084,941       194,651,434
                                                --------------       -----------    --------------



SEE INDEPENDENT AUDITOR'S REPORT AND NOTES TO FINANCIAL STATEMENTS.       PAGE 3

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2006 AND 2005
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                  Deficit
                                   Common                                       Accumulated
                                    Stock                      Additional         in the             Stock
                                  Number of                     Paid in        Developmental      Subscriptions
                                   Shares        Amounts        Capital           Stage             Receivable       Total
                                 ----------      -------       ----------      -------------      -------------      ------
Issuance in October 1987 to
Principal Stockholder             49,000,000    $    4,900                                           $  (4,900)

Issuance in October 1987
  for  cash                        3,000,000           300      $   49,800                                (100)      $ 50,000

Issuance through initial public
offering of 15,000,000 units in
February 1988 for cash at $.05
per unit, net of issuance cost of
$220,900                          15,000,000         1,500         527,600                                            529,100

Net Loss - 1988                                                                $   (156,821)                         (156,821)

Exercise of Class A Warrants:

at $.45 per share                    312,588            31          14,035                                             14,066

at $.10 per share                     21,000             2           2,098                                              2,100

Costs relating to continuing
 registration of warrants                                         (29, 532)                                           (29,532)

Reclassification of common
  Stock                             (333,588)          (33)        (16,133)                                           (16,166)

Net Loss - 1989
                                                                                   (362,922)                         (362,922)
                                  ----------    ----------      ----------     ------------          ---------      ---------
Balance, July 31, 1989            67,000,000    $    6,700      $  547,868     $   (519,743)         $  (5,000)     $  29,825
                                  ==========    ==========      ==========     ============          =========      =========






SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.       PAGE 4

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2006 AND 2005
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                     Deficit
                                     Common                                        Accumulated
                                     Stock                       Additional          in the            Stock
                                    Number of                      Paid in        Developmental     Subscriptions
                                     Shares      Amounts           Capital            Stage          Receivable          Total
                                   ----------   ----------      -------------    --------------    --------------     ------------
Exercise of Class A Warrants:
  at $.045 per share               5,201,205    $      520       $   233,534                                         $    234,054
  at $.10 per share                  409,000            41            40,859                                               40,900

Exercise of Class B Warrants:
  at $.15 per share                   25,000             3             3,747                                                3,750

Costs relating to continuing
 registration and solicitation
 of warrants                                                         (24,588)                                             (24,588)

Cash received for stock subscription                                                                       5,000            5,000

Reclassification of common
 stock                            (5,635,205)         (564)         (278,140)                                            (278,704)

Charge for stock bonus                                                40,000                                               40,000

Net Loss - 1990                                                                                         (422,314)        (422,314)
                                  ----------    ----------       -----------      -------------        ---------     ------------

Balance, July 31, 1990            67,000,000    $    6,700       $   563,280      $    (942,057)       $     -0-     $   (372,077)
                                  ==========    ==========       ===========      =============        =========     ============






SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.       PAGE 5

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2006 AND 2005
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)



                                                                                     Deficit
                                     Common                                        Accumulated
                                     Stock                       Additional          in the            Stock
                                    Number of                      Paid in        Developmental    Subscriptions
                                     Shares      Amounts           Capital            Stage         Receivable           Total
                                   ----------   ----------      -------------    --------------    --------------     ------------

Sale of 3,297,000 shares
  through private placement
  at $.08 per share                3,297,000    $      329       $   244,871                                         $    245,200

Exercise of Class A Warrants:
      at $.10 per share            3,152,472           315           314,933                                              315,248

Exercise of Class B Warrants:
  at $.15 per share                   60,000             6             8,994                                                9,000

Costs relating to continuing
registration of warrants                                             (80,607)                                             (80,607)

Reclassification of common
 stock                            (3,212,472)         (321)         (323,927)                                            (324,248)

Net Loss - 1991                                                                        (354,727)                         (354,727)
                                  ----------    ----------       ------------     -------------      -----------     ------------

Balance, July 31, 1991            70,297,000    $    7,029       $    727,544     $  (1,296,784)     $       -0-     $   (562,211)
                                  ==========    ==========       ============     =============      ===========     ============





SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.       PAGE 6

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2006 AND 2005
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)

                                                                                     Deficit
                                     Common                                        Accumulated
                                     Stock                       Additional          in the
                                    Number of                      Paid in        Developmental
                                     Shares      Amounts           Capital            Stage              Total
                                   ----------   ----------      -------------    --------------       ------------
Exercise of Class A Warrants:
  at $.10 per share                3,779,425    $      378       $   377,565                         $    377,943

Exercise of Class B Warrants:
  at $.15 per share                    4,000             1               599                                  600

Exercise of underwriters
warrants                              63,000             6             4,719                                4,725

Costs relating to:

Exercise of warrants                                                 (33,191)                             (33,191)

Registration of privately placed
shares                                                               (55,496)                             (55,496)

Issuance for:  Compensation at
 $.065 per share                      50,000             5             3,245                                3,250

Agency fee at $.10 per share          25,000             2             2,498                                2,500

Claim settlement at
$.085 per share                        1,000             1                84                                   85

Reclassification of common
stock                              9,181,265           918           618,200                              619,118

Charge for compensation                                              180,900                              180,900

Net Loss - 1992                                                                        (606,508)         (606,508)
                                  ----------    ----------       -----------       ------------      ------------
Balance, July 31, 1992            83,400,690    $    8,340       $ 1,826,667       $ (1,903,292)     $    (68,285)
                                  ==========    ==========       ===========       ============      ============




SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.       PAGE 7

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2006 AND 2005
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)




                                     Common                                        Accumulated
                                     Stock                       Additional          in the
                                    Number of                      Paid in        Developmental
                                     Shares      Amounts           Capital            Stage              Total
                                   ----------   ----------      -------------    --------------       ----------
             ISSUANCE FOR:

Compensation at $.065
 per share                           100,000    $       10       $     6,490                         $     6,500

Exercise of Underwriters
 warrants at $.075 per share         500,000            50            37,450                              37,500

Exercise of Class B Warrants
 at $.15 per share                    13,000             1             1,949                               1,950

Retirement of 8,970,300
 shares  of stock                 (8,970,300)         (897)                                                 (897)

Net loss for 1993                                                                      (470,621)        (470,621)
                                  ----------    ----------       ----------       -------------     ------------

Balance, July 31, 1993            75,043,390    $    7,504       $1,872,556       $  (2,373,913)    $   (493,853)
                                  ==========    ==========       ==========       =============     ============



SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.       PAGE 8

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2006 AND 2005
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)


                                                                                     Deficit
                                     Common                                        Accumulated
                                     Stock                       Additional          in the
                                    Number of                      Paid in        Developmental
                                     Shares      Amounts           Capital            Stage              Total
                                   ----------   ----------      -------------    --------------       ----------
                ISSUANCE FOR:
                -------------
Prior period adjustment                                                            $    369,329      $   369,329

Net loss for 1994                                                                      (342,783)        (342,783)
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 1994            75,043,390    $    7,504       $ 1,872,556      $  (2,347,367)     $  (467,307)
                                  ==========    ==========       ===========      =============      ===========

Issuance for: Compensation at
  $.015 per share                  2,000,000           200            29,800                              30,000

Net loss for 1995                                                                      (354,155)        (354,155)
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 1995            77,043,390    $    7,704       $ 1,902,356      $  (2,701,522)     $  (791,462)
                                  ==========    ==========       ===========      =============      ===========

Issuance for services              2,000,000           200           262,814                             263,014

Issuance for services                340,000            34             6,766                               6,800

Private placement                  8,182,833           818                                                   818

Retired shares                    (2,055,556)         (205)          (92,294)                            (92,499)

Net loss for 1996                                                                      (275,551)        (275,551)
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 1996            85,510,667    $    8,551       $ 2,079,642      $  (2,977,073)     $  (888,880)
                                  ==========    ==========       ===========      =============      ===========

Video fee                            200,000    $       20       $     1,980      $         -0-      $     2,000

Legal fees                         2,548,867           254            37,979                              38,233

Retirement                         2,548,867)         (254)                                                 (254)

Net loss for 1997                                                                      (170,924)        (170,924)
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 1997            85,710,667    $    8,571       $ 2,119,601      $  (3,147,997)     $(1,019,825)
                                  ==========    ==========       ===========      =============      ===========

Retired  shares                  (24,757,233)       (2,475)                                               (2,475)

Net loss for 1998                                                                       (96,900)         (96,900)
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 1998            60,953,434    $    6,096       $ 2,119,601      $  (3,244,897)     $(1,119,200)
                                  ==========    ==========       ===========      =============      ===========


SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.       PAGE 9

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2006 AND 2005
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)



                                                                                     Deficit
                                     Common                                        Accumulated
                                     Stock                       Additional          in the
                                    Number of                      Paid in        Developmental
                                     Shares      Amounts           Capital            Stage              Total
                                   ----------   ----------      -------------    --------------       ----------
              ISSUANCE FOR:
              ------------
Issuance for services              2,500,000    $      250       $    49,750      $         -0-      $    50,000

Net loss for 1999                                                                      (210,594)        (210,594)
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 1999            63,453,434    $    6,346       $ 2,169,351      $  (3,455,491)     $(1,279,794)
                                  ==========    ==========       ===========      =============      ===========

Net loss for 2000                                                                        (5,053)          (5,053)

Balance, July 31, 2000            63,453,434    $    6,346       $ 2,169,351      $  (3,460,544)     $(1,284,847)
                                  ==========    ==========       ===========      =============      ===========

Issuance for services              3,250,000           325           147,175                             147,500

Issuance for services              2,000,000           200            99,800                             100,000

Net loss for 2001                                                                      (383,922)        (383,922)
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 2001            68,703,434    $    6,871       $ 2,416,326      $  (3,844,466)     $(1,421,269)
                                  ==========    ==========       ===========      =============      ===========

Issuance for debt                 10,000,000         1,000            74,000                              75,000

Issuance for services              1,250,000           125            51,125                              51,250

Net loss for 2002                                                                      (247,997)        (247,997)
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 2002            79,953,434    $    7,996       $ 2,541,451      $  (4,092,463)     $(1,543,016)
                                  ==========    ==========       ===========      =============      ===========

Net loss for 2003                                                                      (215,794)        (215,794)
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 2003            79,953,434    $    7,996       $ 2,541,451      $  (4,308,257)     $(1,758,810)
                                  ==========    ==========       ===========      =============      ===========

Issuance for services                200,000            20             5,980                               6,000

Net loss for 2004                                                                      (252,861)        (252,861)
                                  ----------    ----------       -----------      -------------      -----------

                                  80,153,434    $    8,016       $ 2,547,431      $  (4,561,118)     $(2,005,671)
                                  ==========    ==========       ===========      =============      ===========



SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.      PAGE 10

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED JULY 31, 2006 AND 2005
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)



                                                                                     Deficit
                                     Common                                        Accumulated
                                     Stock                       Additional          in the
                                    Number of                      Paid in        Developmental
                                     Shares      Amounts           Capital            Stage              Total
                                   ----------   ----------      -------------    --------------       ----------
              ISSUANCE FOR:
              ------------

Issuance for services              1,000,000    $      100       $     6,400      $         -0-      $     6,500

Officer compensation               2,000,000           200            10,800                -0-           11,000

Converted from note payable        1,000,000           100             7,400                -0-            7,500

Net loss for 2005                        -0-           -0-               -0-           (266,882)        (266,882)
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 2005            84,153,434    $    8,416       $ 2,572,031      $  (4,828,000)     $(2,247,553)
                                  ----------    ----------       -----------      -------------      -----------


Issuance for services                100,000            10             1,890                 -0-           1,900

Converted from note payable -
    stockholder                   89,000,000         8,900           658,600                 -0-         667,500

Net income for 2006                      -0-           -0-               -0-            437,735          437,735
                                  ----------    ----------       -----------      -------------      -----------

Balance, July 31, 2006           173,253,434    $   17,326       $ 3,232,521      $  (4,390,265)     $(1,140,418)
                                  ==========    ==========       ===========      =============      ===========



SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.      PAGE 11

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JULY 31, 2006 AND 2005
                  AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)



                                                                                          CUMULATIVE
                                                                                         AMOUNTS FROM
                                                            2006            2005           INCEPTION
                                                         ---------       ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $ 437,735        (266,882)       $(4,390,265)
   Adjustment to reconcile net loss to net cash
     used by operating activities:
   Depreciation and amortization                               -0-          41,670            260,495
   Forgiveness of debt income                             (632,500)            -0-           (632,500)
   Expenses paid through issuance of
     common stock by:
      Company                                                1,900          17,500            543,185
       Principal stockholder                                   -0-             -0-            220,900
   Changes in operating assets and liabilities:
     Loans receivable                                                                          (2,000)

     Accounts payable and accrued expenses                 112,802         134,100            661,371
                                                         ---------       ---------        -----------

               NET CASH USED BY OPERATING
                   ACTIVITIES                              (80,063)        (73,612)        (3,338,814)
                                                         ---------       ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fixed assets                                 -0-             -0-           (260,497)
                                                         ---------       ---------        -----------

               NET CASH USED BY INVESTING
            ACTIVITIES                                         -0-             -0-           (260,497)
                                                         ---------       ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable - stockholder                81,600          72,749          1,922,925
   Payments to notes payable - stockholder                     -0-                           (126,667)
   Proceeds from issuance of common stock                      -0-                          1,804,760
                                                         ---------       ---------        -----------

         NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                                81,600          72,749          3,601,018
                                                         ---------       ---------        -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                        1,537            (863)             1,707

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 170           1,033                  0
                                                         ---------       ---------        -----------

         CASH AND CASH EQUIVALENTS AT
                   END OF YEAR                           $   1,707       $     170        $     1,707
                                                         =========       =========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest                      -0-             -0-             32,420

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
    Conversion of note payable - stockholder to stock    $ 667,500             -0-        $   667,500
                                                         =========       =========        ===========



SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.      PAGE 12

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005


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

The Company did not conduct any research and development activities on its Klenz-Safe or hydrogen technologies during fiscal 2005 or fiscal 2006 and does not intend to conduct such research and development during the ensuing twelve months unless it is able to obtain funds from third parties to do so, of which there can be no assurances. The Company has also not conducted research and development on the Rotorcam engine during its 2001 through 2006 fiscal years. Presently, management has decided to discontinue efforts to conduct further research on its engine technology unless the Company receives expressions of interest to fund such research and development from third parties, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of July 31, 2006, the Company had not been able to commercially utilize its engine, cleaning solution or hydrogen technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,140,418 as of July 31, 2006 and have also generated significant working capital deficiencies from time to time.

Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to July 31, 2006. The limited amount of liquid resources available at July 31, 2006, and the Company's inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

Management believes that the net liquid assets available at July 31, 2006 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period and that the Company's ability to continue as a going concern during such period and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technologies and the general and administrative expenses to be incurred during the remaining development period.

Potential sources of such working capital include government grants, the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations) and borrowing additional amounts from related parties or other sources. However, there can be no

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

assurances that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

DEPRECIATION

Depreciation of furniture and equipment is provided over the estimated useful lives of the related assets using declining balance methods. As of July 31, 2006, all of the Company's furniture and equipment is fully depreciated.

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

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005


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

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                            JULY 31
                                  --------------------------     Estimated
                                    2006             2005        Useful Lives
                                 ----------       ----------     ------------
     Furniture                   $    2,098       $    2,098       7 years
     Equipment                      129,451          129,451       5 years
     Patent                         125,000          125,000      15 years
                                 ----------       ----------
                                    256,549          256,549
     Less accumulated
           depreciation             256,549          256,549
                                 ----------       ----------

                                 $        0       $        0
                                 ==========       ==========

Depreciation expense totaled $0 and $41,670 for the years ended July 31, 2006 and 2005, respectively.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                           JULY 31
                               -----------------------------
                                   2006               2005
                               -----------------------------
      Professional fees        $  26,435           $  13,817
      Other                            0                   0
                               ---------           ---------
                               $  26,435           $  13,817
                               =========           =========

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENT
                             JULY 31, 2006 AND 2005


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

Effective August 1, 2001, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the August 1, 2000 Note. The new note in the amount of $1,337,552 bore interest at 7.5% per annum, matured on August 31, 2002 and carried a conversion feature of one share of each $0.0075 of debt

                      MURRAY UNITED DEVEL0PMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005


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

On August 1, 2004, the Company consolidated the outstanding principal and interest owed to Mr. Campo under the prior note. The new note in the amount $ 1,876,014 bears interest at 7.5% per annum and matures on August 1, 2005 ( See note 8). The note is convertible at one share of common stock for each $0.0075 of debt converted. In December 2004, $7,500 of debt was converted into 1,000,000 shares of common stock. At July 31, 2005, the note is convertible into 89,000,000 shares of common stock.

On December 27, 2005, Mr. Campo exercised the conversion feature of the note and received 89,000,000 shares of common stock for $667,500 of principal.

Mr. Campo forgave $632,500 of the note on December 30, 2005, which resulted in forgiveness of debt income.

Mr. Campo has advanced $81,600 and $72,749 during the years ended July 31, 2006 and 2005, respectively. These notes also bear interest at 7.5% per annum.

NOTE 6 - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING

In October 1987, the Company issued 49,000,000 shares of common stock to Jerome Murray and 5,989 shares of common stock to another officer in consideration of $4,900 and $100, respectively. Payments for the shares were received in November 1989.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005

NOTE 6 - STOCKHOLDERS' EQUITY AND INITIAL PUBLIC OFFERING (CONTINUED)

In an initial public offering of the company's common stock on February 26,1988, the Company sold 15,000,000 units at a price of $0.05 per unit. Each unit consisted on one share of common stock, one Class A redeemable common stock purchase warrant and one class B redeemable common stock purchase warrant. Proceeds, net of $220,900 of underwriting discounts and other registration costs, amounted to $529,100. Concurrent with the public offering, the Company issued warrants (the underwriter's warrants") to the underwriter for nominal consideration to purchase 1,500,000 units consisting of 1,500,000 shares of common stock and certain other warrants to purchase additional shares (the other warrants were not exercised and expired prior to July 31, 1991). The underwriter's warrants were exercisable through February 1993 at an exercise price of $0.0075 per unit. In February 1993, the Company received $37,500 from the exercise of 500,000 underwriter warrants pursuant to which the Company issued 500,000 shares of common stock and 500,000 Class B stock purchase warrants, whose exercise price is 150% of the Class B warrants, or $0.225 per share, and expire on the same date as the Class B warrants.

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


NOTE 7 - INCOME TAXES

At July 31, 2006, the Company had net operating loss carry forwards of approximately $2,890,000 available to reduce future federal taxable income, and tax credits of approximately $59,991 available to offset future federal income tax, that expire from 2007 through 2024.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2006 AND 2005


NOTE 7 - INCOME TAXES (CONTINUED)


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

NOTE 8 - STOCK OPTIONS

In April 2002 the Company issued options to purchase six million shares of common stock at .02 per share. The options were issued to an employee under non qualified option plan. As of July 31, 2006 all options were fully vested. No options were issued during the years ended July 31, 2006 and 2005. Options outstanding as of July 31, 2006 is as follows:

Options outstanding and exercisable                   6,000,000
Weighted average exercise price                           $0.02
Weighted average remaining life                            5.75 years

NOTE 9 - SUBSEQUENT EVENT

Subsequent to July 31, 2006 the Company has consolidated the amount due to Tony Campo including accrued interest totaling $969,562. The new note shall pay interest at 7.5% per annum payable quarterly on November 1, February 1, May 1, and August 1, with a balloon payment due August 1, 2007.