Form 10QSB
period 2006-10-31
MURRAY UNITED DEVELOPMENT CORP
filed 2006-12-15
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended October 31, 2006
                                                     or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                      to

                       Commission File Number 33-19048-NY

                         MURRAY UNITED DEVELOPMENT CORP.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                                      22-2856171
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

P.O. Box 669, Huntington, New York 11743 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code     (908) 979-3025
                                                        -------------
                                    No Change
          ------------------------------------------------------------
           (Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):

Yes    x   No
   ------    ------

(2) Has been subject to such filing requirements for the past 90 days.

Yes    x   No
   ------    ------

173,253,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of December 14, 2006.

                      MURRAY UNITED DEVELOPMENT CORPORATION

                                TABLE OF CONTENTS
                                   FORM 10-QSB



                          PART I FINANCIAL INFORMATION


Item Number                                                               Page

Item 1.       Financial Statements

                    Balance Sheets                                        2-3

                    Statements of Operations                              4

                    Statements of Stockholders' Deficiency                5

                    Statements of Cash Flow                               6

                    Notes to Financial Statements                         7-9

Item 2.       Management's Discussion and Analysis
              Or Plan of Operation                                        10-15



              PART II OTHER INFORMATION

Items 1-6.                                                                16-18

Signatures                                                                19-25

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                     ASSETS


                                         October 31, 2006        July 31, 2006
                                         ----------------      ---------------

Current assets


Cash & cash equivalents                  $           184       $        1,707
Loan Receivable                                    2,000                2,000
                                         ----------------      ---------------

Total current assets                     $         2,184       $        3,707
                                         ----------------      ---------------

Total assets                             $         2,184       $        3,707
                                         ================      ===============


The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


                                                            October 31, 2006             July 31, 2006
                                                            ----------------             -------------

Current liabilities:
     Accounts payable and Accrued Expenses                  $            55,544       $            26,435
                                                            --------------------      --------------------

    Total current liabilities                                            55,544                    26,435

Other liabilities:
     Accrued Interest Payable                                           117,012                   100,684
     Notes payable-other stockholder                                    879,978                   868,878
     Accrued Compensation                                               148,128                   148,128
                                                            --------------------      --------------------

    Total other liabilities                                           1,145,118                 1,117,690
                                                            --------------------      --------------------

    Total liabilities                                                 1,190,162                 1,144,125
                                                            --------------------      --------------------


Stockholders' deficiency:

Common Stock, par value $.0001:
     Authorized 200,000,000 shares;
     issued and outstanding
173,253,434 shares and 173,253,434                                       17,326                    17,326
Additional paid-in capital                                            3,232,521                 3,232,521
Deficit accumulated in the development stage                         (4,448,325)               (4,390,265)
                                                            --------------------      --------------------

     Total stockholders' deficiency                                  (1,198,478)               (1,140,418)
                                                            --------------------      --------------------

     Total Liabilities and Stockholders' Deficiency         $             2,184       $             3,707
                                                            ====================      ====================


The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the development Stage)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005

                                                                                            CUMULATIVE
                                                                                              AMOUNTS
                                                                                               FROM
                                               2006                   2005                   INCEPTION
                                               ----                   ----                   ---------
Income

Interest income                                          -                      -                  66,465
                                         ------------------     ------------------      ------------------
Total Income                                             -                      -                  66,465


Expenses
Research and Development costs                           -                      -                 876,771
Licensing fees-stockholder and
affiliate                                                -                      -                  57,260
General and administrative
expenses                                            41,732                 37,533               3,145,593
Interest expense-stockholder and
affiliate                                           16,328                 39,180               1,057,166
                                         ------------------     ------------------      ------------------
Total Expenses                                      58,060                 76,713               5,136,790


Net Gain (Loss) before tax               $         (58,060)     $         (76,713)      $      (4,437,825)
                                         ------------------     ------------------      ------------------
Other Income
-------------
Debt Forgiveness                                         -                      -                 632,500

Net Income (Loss)                        $         (58,060)     $         (76,713)      $      (4,437,825)
                                         ==================     ==================      ==================

Net loss per common share                $            (Nil)     $            (Nil)      $          (0.026)

Weighted average number of
common shares outstanding                      173,253,434             84,199,086             173,253,454
                                         ------------------     ------------------      ------------------


The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
THREE MONTHS ENDED OCTOBER 31, 2006 AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE 0F INCEPTION)
                                   (UNAUDITED)


                                    Common                                               Deficit
                                     Stock                            Additional      Accumulated in
                                   Number of                            Paid in      the Developmental
                                    Shares           Amounts            Capital            Stage                  Total
                               ---------------  ---------------   ----------------  ---------------------    -----------------

Balance July 31, 2006              173,253,434  $      $ 17,326   $      3,232,521  $          (4,390,265)   $      (1,140,418)

Net Gain (Loss) at 10/31/2006                                                       $             (58,060)   $         (58,060)

                             -----------------  ---------------   ----------------  ---------------------    -----------------

                                   173,253,434  $      $ 17,326   $      3,232,521  $          (4,448,325)   $      (1,198,478)
                             =================  ===============   ================  =====================    =================


The accompanying notes are an integral part of the financial statements.

                      MURRAY UNITED DEVELOPMENT CORPORATION
                      (A Company in the Development Stage)
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005
                    CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
                               (DATE OF INCEPTION)
                                   (UNAUDTIED)

                                                                                                `          Cumulative
                                                                       2006              2005           from Inception
                                                                  ----------------   --------------    -----------------
Operating activities:
Net Income (Loss)                                                 $       (58,060)   $     (76,713)    $     (4,448,325)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and Amortization                                                   -            2,083              260,495
Forgiveness of debt income                                                                                     (632,500)
Expenses paid through issuance of common stock by:
    Company                                                                     -            1,900              543,185
    Principal Stockholder                                                       -                -              220,900
Changes in operating assets and liabilities:
    Loan Receivable                                                             -                -               (2,000)
    Accounts Payable  Accrued Expenses                                     45,437          (91,504)             706,808
                                                                  ----------------   --------------    -----------------
Net cash used in operating activities                                     (12,623)        (164,234)          (3,351,437)
                                                                  ----------------   --------------    -----------------

Investing Activities:
    Purchase of furniture and  equipment                                        -                -             (260,497)
                                                                  ----------------   --------------    -----------------
Net cash provided by (used in) investing activities                             -                -             (260,497)
                                                                  ----------------   --------------    -----------------

Financing activities:
    Note payable to stockholder: Proceeds                         $        11,100    $     166,524     $      1,934,025
    Principal payments                                                          -                -             (126,687)
    Proceeds from the issuance of common stock (net)                            -                -            1,804,760
                                                                  ----------------   --------------    -----------------
Net cash provided by financing activities                                  11,100          166,524            3,612,098
                                                                  ----------------   --------------    -----------------
Net increase (decrease) in cash and cash equivalents                       (1,523)           2,290                  184
Cash and cash equivalents, beginning of period                              1,707              170                    -
                                                                  ----------------   --------------    -----------------
Cash and cash equivalents, end of period                          $           184    $       2,460     $            184
                                                                  ----------------   --------------    -----------------
 Supplemental disclosure of cash flow data:
  Interest Paid                                                   $             -    $           -     $              -
                                                                  ----------------   --------------    -----------------


                      MURRAY UNITED DEVELOPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            October 31, 2006 and 2005


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

The company did not conduct any research and development activities on its Klenz-Safe or hydrogen technologies during fiscal 2005 or fiscal 2006 and does not intend to conduct such research and development during the ensuing twelve months unless it is able to obtain funds from third parties to do so, of which there can be no assurances. The Company has also not conducted research and development on the Rotocam engine during its 2001 through 2006 fiscal years. Presently, management has decided to discontinue efforts to conduct further research on its engine technology unless the Company receives expressions of interest to fund such research and development from third parties, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of October 31, 2006, the Company had not been able to commercially utilize its engine, cleaning solution or hydrogen technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders' deficiency of $1,187,978 as of October 31, 2006 and have also generated significant working capital deficiencies from time to time.

Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2006. The limited amount of liquid resources available at October 31, 2006, and the Company's inability to generate operating revenues and cash flows raise substantial doubts about the Company's ability to continue as a going concern.

Management believes that the net liquid assets available at October 31, 2006 will not be sufficient to enable the Company to meets its obligations and to continue as a going concern during the ensuing twelve-month period and that the Company's ability to continue as a going concern during such period and thereafter will depend upon the Company's ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technologies and the general and administrative expenses to be incurred during the remaining development period.

Potential sources of such working capital include government grants, the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations) and borrowing additional amounts from related parties or other sources. However, there can be no assurance that such financing will be available. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

In the opinion of management, the financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for those periods presented.


NOTE 2 - SUMMARY OF OTHER SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Depreciation:

Depreciation of furniture and equipment is provided over the estimated useful lives of the related assets using declining balance methods. As of October 31, 2006, all of the Company's furniture and equipment is fully depreciated.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Income Taxes:

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

NOTE 3 - RELATED PARTY TRANSACTIONS:

         Information as to agreements with, and notes payable to, related parties is set forth in the financial statements in the July 31, 2006 Form 10-KSB filed with the SEC.

NOTE 4 - STOCKHOLDER'S EQUITY:

         Information as to stockholders' equity is set forth in the financial statements in the July 31, 2006 Form 10-KSB.

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

RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through October 31, 2006 of $4,448,325. Our revenues from our inception on October 13, 1987 through October 31, 2006 aggregating $66,465 were derived from interest earned and $632,500 for the forgiveness of debt by the majority shareholders which occurred on December 27, 2005. Interest income was zero in the periods ended October 31, 2006 and October 31, 2005 as a result of a lack of funds available for investment.

The cumulative loss from inception includes research and development costs of $876,771. There were no research and development costs in the periods ended October 31, 2006 and October 31, 2005. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $3,156,093. General and administrative expenses decreased to $41,732 in the period ending October 31, 2006 from $37,533 in the period ending October 31, 2005, or a 11.00% increase. Increases in general and administrative expenses can be attributed to increased professional fees.

Our cumulative loss from inception includes past licensing fees of $57,260. There were no licensing fees during the periods ended October 31, 2006 and October 31, 2005. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $1,057,166 on promissory notes payable to our principal stockholder and chairman. Interest expense decreased to $16,328 in the period ending October 31, 2006 from $39,180 in the period ending October 31, 2005, primarily as a result of the forgiveness of debt by our chairman and principal stockholder.

Our net loss of $58,060 in the period ended October 31, 2006 decreased by $18,653 over the net loss of $76,713 in October 31, 2005. The reduction of professional fee expense and interest expense caused the overall increase.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2006, we had cash and short-term investments totaling $184 (compared to liquid assets of $1,707 at July 31, 2006), a working capital decrease of $1,523 (compared with a working capital increase of $1,537 at July 31, 2006), and a total stockholders' deficiency of $1,198,478 (compared to a deficiency of $1,140,418 at July 31, 2006). The stockholders' deficiency decreased due to the forgiveness of debt by our chairman and principal stockholder caused the overall increase.

At October 31, 2006, we had current liabilities in excess of current assets of $42,860. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at October 31, 2006 as well as July 31, 2006 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to October 31, 2006. Cash flows used during the period ended October 31, 2006 were $12,623 and cash flows used during the period ended October 31, 2005 were $164,234. The limited amount of liquid resources available at October 31, 2006, and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATION

KLENZ-SAFE CLEANING SOLUTION

In February 2002, we reached an agreement in principle with Mr. Anthony
Campo, the Chairman of the Company, and with Mr. Dwight Foster, Chief Executive Officer of the Company, pursuant to which we would obtain a license to use and sell a proprietary cleaning solution owned by Foster-Campo Corp. ("Foster-Campo"), a corporation owned by Mr. Foster and Mr. Campo. Under the terms of the proposed license, Foster-Campo will manufacture the cleaning solution and supply it to our customers. Foster-Campo will then invoice us for their cost of doing so without any profit to Foster-Campo. Foster-Campo will receive a royalty payment of 50% of our net profit on sales of the proprietary solution to our customers. Calculation of our net profit will include, but not be limited to, amounts Foster-Campo invoices us for supplying our customers with the cleaning solution. In June 2000 Penn State Energy Institute, a facility of Penn State University, agreed to conduct laboratory tests of the application of the Klenz-Safe solution to the reduction of sulfur from coal burning flue gas. When coal burning flue gas was introduced through Klenz-Safe using the Company's proprietary methodology, the capture rate of sulfur exceeded 99.2% and maintained a minimum 98% rate throughout the testing.

Due to the success of the initial testing, Penn State Energy Institute applied to the U.S. Department of Energy for a grant to conduct a pilot test of Klenz-Safe's ability to capture sulfur in coal burning flue gas. Such grant request was not funded during the Department of Energy's 2003 funding period. During our fiscal year ended July 31, 2004, Penn State informed us that the cost of further testing, which would be conducted in a working smoke stack to simulate actual conditions, would be approximately $100,000. We are currently attempting to form a business relationship with one of more third parties that may assist us in funding the cost of such testing; however, we are not able to provide any assurances that we will be able to enter into such a business relationship. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding the additional research.

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

     - Klenz-Safe captured 70% of both nitrogen dioxide and of nitrous oxide in tested streams; and

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

o    Flue and combustion gas scrubbing.

We are currently attempting to form a business relationship with one or more third parties that may assist us in funding the cost of further testing of Klenz-Safe's ability to remove contaminants from building air on a cost effective basis; however, we are not able to provide any assurances that we will be able to enter into such a business relationship. In addition, even if we are able to enter into any such business relationship, it is probable that we will be required to assign a partial interest in our Klenz-Safe Technology, or the proceeds of such technology, to such third party in consideration of such third party's agreement to assist in funding such additional testing.

We are also presently continuing to demonstrate Klenz-Safe to potential end-user customers. At such customers' request, we are performing further tests on Klenz-Safe to determine its ability to meet the particular intended applications of such customers.

To date, the cost of the research conducted by Penn State was approximately $9,000, and the cost of the research conducted by the certified air quality laboratory was approximately $5,000. In addition, during fiscal 2003 and 2004 we incurred approximately $10,000 and $4,700, respectively for research relating to Klenz Safe's ability to remove sulfur from flue burning smoke stacks. Funding for all such research was provided by loans to the Company from our Chairman, Mr. Anthony Campo.

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

HYDROGEN PRODUCTION TECHNOLOGY

In light of the energy plan of the current administration encouraging the use of hydrogen fuel cells in place of fossil fuels such as oils and gas, management has begun to investigate a technology that would produce hydrogen from sunlight through the use of a proprietary device and solution. The hydrogen gas produced would be used to supply on demand, low cost hydrogen fuel to hydrogen-oxygen fuel cells in order to meet stationary and mobile electric power requirements. Stationary uses would include residential and commercial heating systems, and mobile uses would include electric and hybrid fuel cell powered vehicles.

In June 2002, we entered into an oral agreement with George Johnson and William
L. Johnson (the "Inventors") to develop a method and apparatus for production of photo galvanic hydrogen (the "PGH Technology") and to prepare and file a provisional patent application (the "Provisional Patent Application") relating thereto with the PTO. The Inventors further agreed that, upon filing of the Provisional Patent Application, they would negotiate with the Company for an assignment of all of their interest in the PGH Technology and the Provisional Patent Application to the Company. In consideration for the Inventors' services, the Company agreed to issue to each of the Inventors 100,000 shares of the Company's Common Stock and to register such shares with the Securities and Exchange Commission. The Company subsequently formalized the oral agreement with the Inventors by a written agreement dated as of June 1, 2002.

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

Pursuant to the Technology Assignment Agreement, the Inventors executed an Assignment of Invention & Patent Rights, dated October 2, 2003 (the "Assignment"), under which the Inventors assigned to the Company their rights in the PGH Technology, all applications for Letters Patent that may be filed for the PGH Technology, and all Letters Patent for the PGH Technology in any country. The Company intends to file the Assignment with the PTO.

In October 2003, but effective as of July 18, 2003, we entered into Consulting Agreements with each of the Inventors (the "Consulting Agreements") pursuant to which the Inventors agreed to assist the Company in obtaining grants from and/or contracts with third parties for research and development relating to the PGH Technology and in obtaining a patent on the technology described in the Provisional Patent Application. All services under such Consulting Agreements have been suspended by the Inventors for personal reasons. In October 2004, we transferred the apparatus for our PGH Technology to the University of Kansas for purposes of conducting further testing of our PGH Technology to determine its ability to produce hydrogen. Initial results of such testing were positive, and we have engaged in negotiations to attempt to reach an agreement with a professor at the University of Kansas to perform further testing on our PGH Technology. We are unable to provide any assurances that such agreement will be reached. During fiscal 2004, we spent approximately $4,500 on research relating to the PGH Technology Funding for such research was provided by loans from our Chairman.

POTENTIAL MARKETS FOR COMPANY'S PRODUCTS

We believe that the potential markets for our Klenz-Safe products include, the chemical production, manufacturing, food processing, pharmaceutical production and indoor air quality control industries. Potential markets for the Company's hydrogen technology include residential and commercial heating systems and electric and hybrid fuel cell powered vehicles.

Markets that may be available for the Rotorcam Engine include, off-road terrain equipment, such as earth-moving farm equipment, tanks, pony engines, marine engines, generators, and co-generation systems that are used to cool, as well as to provide an electrical power source for home and industry.

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

Since we do not have any revenues, it is very doubtful that we will be able to pay any interest or principal amounts due under the 2006 Note until such time as we have operating revenues or until we raise funds from an independent source, both of which events may not occur at any time. However, should the Merger, discussed in Item 5 below be concluded, Mr. Campo has agreed to cancel all existing indebtedness under the 2006 Note as partial consideration for his receipt of shares in the Merger equaling 0.71% of the outstanding capital stock of the Company on a fully diluted basis.

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information:

As previously discussed in our July 31, 2006 Form 10-KSB, in August 2006, management was approached by representatives of American Metal Technologies Group ("AMTG"), a company with operations located in the People's Republic of China, to determine whether management might be interested in having the Company engage in a merger with AMTG. AMTG is engaged in the business of manufacturing and sales of precision investment casting and metal fabrication products and of electronic circuit boards for home appliances and motion controllers in China.

In September 2006, we entered into a non-binding letter of intent ("Letter of Intent") pursuant to which we would merge with AMTG. Under the terms of the Letter of Intent, the parties agreed to engage in a merger transaction pursuant to which the Company would acquire all of the outstanding capital stock of AMTG in return for issuance to the shareholders and consultants of AMTG of that number of shares of our Common Stock that would result in such shareholders' owning approximately 85.57% of the total outstanding shares of Common Stock of the Company.

The Company and AMTG entered into a Stock Purchase Agreement dated as of November 6, 2006 (the "Agreement") pursuant to which upon closing the shareholders and consultants of AMTG would own 85.57% of the total outstanding shares of Common Stock of the Company on a fully diluted basis, and existing Murray shareholders would own 12.22% of the shares of common stock of the Company on a fully diluted basis. In addition, Mr. Campo would receive 0.71% of such common stock on a fully diluted basis as partial consideration for his agreement to cancel approximately $900,000 of indebtedness from the Company to him. Stockholders holding 15,398,000 Class "B" warrants and Mr. Dwight Foster, who currently holds an option to purchase 6,000,000 shares of the Company, would receive similar rights to purchase an aggregate of 1.52% of the common stock of the Company on a fully diluted basis. AMTG further agreed to pay up to $50,000 of the Company's legal, accounting and other expenses incurred from the date of the Agreement, subject to completion of the transaction and certain other conditions.

Although the Agreement has been executed, only limited due diligence was available to the Company with respect to AMTG and the transaction is subject to certain terms and conditions including, but not limited to, mutually satisfactory due diligence investigations by each of the Company and AMTG.

If the business combination is ultimately concluded, present management and stockholders of the Company will not have control of a majority of the voting shares of the Company. In addition, new directors and officers would be appointed and the Company's directors and officers would resign.

Upon satisfactory completion of the respective due diligence, and the transaction being binding upon the parties, the Company intends to file a Form 8-K which will provide its stockholders with detailed disclosure of the material terms and conditions of the Agreement as well as a detailed description of the business of AMTG.

If the transaction with AMTG is not completed, which is not presently contemplated to happen, management intends simultaneously to seek another business combination and to continue to look for companies to assist the Company in attempting to develop and commercialize its Klenz-Safe and PGH technologies. Depending upon the timing, terms and nature of the opportunities presented as a result of any such efforts, management will determine whether to engage in a business combination with an operating company or pursue the development and commercialization of one or both of the Company's Klenz-Safe and PGH technologies.


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

                                    MURRAY UNITED DEVELOPMENT CORPORATION
                                    (Registrant)


                                By: /s/ Dwight Foster
                                    ------------------------
                                    Dwight Foster
                                    Chief Executive Officer

                                Dated:  December 15, 2006


                                By: /s/ Anthony S. Campo
                                    ------------------------
                                    Anthony S. Campo, Executive Vice President
                                    Secretary and Treasurer
                                    Chief Financial Officer

                                Dated:  December 15, 2006


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                    /s/ Anthony S. Campo
                                                    ------------------------
                                                    Anthony S. Campo,
                                                    Chairman of the Board


                                                    /s/ Dwight Foster
                                                    ------------------------
                                                    Dwight Foster, Director




                                                    Dated: December 15, 2006