Form 10QSB
period 2007-01-31
MURRAY UNITED DEVELOPMENT CORP
filed 2007-03-26
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

or

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________

Commission File Number 33-19048-NY

 MURRAY UNITED DEVELOPMENT CORP.
(Exact Name of Small Business Issuer as specified in its charter)

Delaware	22-2856171
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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
Yes ☒ No ☐

(2) Has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

173,253,434 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of March 23, 2007.

MURRAY UNITED DEVELOPMENT CORPORATION

TABLE OF CONTENTS
FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MURRAY UNITED DEVELOPMENT CORPORATION
(A Company in the Development Stage)
BALANCE SHEETS
(UNAUDITED)

	January 31, 2007	July 31, 2006

ASSETS

Current assets

Cash & cash equivalents	$34	$1,707
Loan Receivable	2,000	2,000

Total current assets	$2,034	$3,707

Total assets	$2,034	$3,707

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$72,724	$26,435

Total current liabilities	72,724	26,435

Other liabilities:
Accrued interest payable	133,986	100,684
Notes payable-other stockholder	882,978	868,878
Accrued compensation	148,128	148,128

Total other liabilities	1,165,092	1,117,690

Total liabilities	1,237,816	1,144,125

Stockholders' deficiency:

Common Stock, par value $.0001:
Authorized 200,000,000 shares;
issued and outstanding 173,253,434 shares and 173,253,434 shares	17,326	17,326
Additional paid-in capital	3,232,521	3,232,521
Deficit accumulated in the development stage	(4,485,629)	(4,390,265)

Total stockholders' deficiency	(1,235,782)	(1,140,418)

Total Liabilities and Stockholders’ Deficiency	$2,034	$3,707

The accompanying notes are an integral part of the financial statements.

MURRAY UNITED DEVELOPMENT CORPORATION
(A Company in the development Stage)
STATEMENTS OF OPERATIONS

											CUMULATIVE
		FOR THE THREE MONTHS ENDED					FOR THE SIX MONTHS ENDED				AMOUNTS
		JANUARY 31, 2007 AND 2006					JANUARY 31, 2007 AND 2006				FROM
		2007		2006			2007		2006		INCEPTION
Income
Interest income		-		-			-		-		66,465
Total Income							-		-		66,465

Expenses
Research and development costs		-		-			-		-		876,771
Licensing fees-stockholder and affiliate		-		-			-		-		57,260
General and administrative expenses		20,328		21,769			62,060		55,136		3,176,423
Interest expense-stockholder and affiliate		16,974		30,065			33,302		69,245		1,074,140
Total Expenses		37,302		51,834			95,362		124,381		5,184,594

(Loss) from operations		$(37,302)		$(51,834)			$(95,362)		$(124,381)		$(5,118,129)

Other Income
Debt forgiveness		-		632,500			-		632,500		632,500
Total Other Income		-		632,500			-		632,500		632,500

Net Income (Loss)		$(37,302)		$580,666			$(95,362)		$508,119		$(4,485,629)

Net loss per common share	$	(Nil )	$	(Nil	)	$	(Nil )	$	(Nil	)	$(0.026)

Weighted average number of common shares outstanding							173,253,434		92,712,063		173,253,454

The accompanying notes are an integral part of the financial statements.

MURRAY UNITED DEVELOPMENT CORPORATION
(A COMPANY IN THE DEVELOPMENT STAGE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
SIX MONTHS ENDED JANUARY 31, 2007 AND CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
(DATE 0F INCEPTION)
(UNAUDITED)

	Common Stock Number of Shares	Amounts	Additional Paid in Capital	Deficit Acuumulated in the Developmental Stage	Total

Balance July 31, 2006	173,253,434	$17,326	$3,232,521	$(4,390,267)	$(1,140,420)

Net Loss at 1/31/2007	-	$-	$-	$(95,362)	$(95,362)

	173,253,434	$17,326	$3,232,521	$(4,485,629)	$(1,235,782)

The accompanying notes are an integral part of the financial statements.

MURRAY UNITED DEVELOPMENT CORPORATION
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JANUARY 31, 2007 AND 2006
CUMULATIVE AMOUNTS FROM OCTOBER 13, 1987
(DATE OF INCEPTION)
(UNAUDTIED)

	2007	2006	Cumulative from Inception
Operating activities:
Net Income (Loss)	$(95,362)	$508,119	$(4,485,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	-	-	260,495
Forgiveness of debt income	-	(632,500)	(632,500)
Expenses paid through issuance of common stock by:
Company	-	1,900	543,185
Principal Stockholder	-	-	220,900
Changes in operating assets and liabilities:
Loan Receivable	-	-	(2,000)
Accounts Payable Accrued Expenses	79,589	(61,207)	740,962
Net cash (used) in operating activities	(15,773)	(183,688)	(3,354,587)

Investing Activities:
Purchase of furniture and equipment	-	-	(260,497)
Net cash provided by (used in) investing activities	-	-	(260,497)

Financing activities:
Note payable to stock holder: Proceeds	$14,100	$184,024	$1,937,025
Principal payments	-	-	(126,667)
Proceeds from the issuance of common stock (net)	-	-	1,804,760
Net cash provided by financing activities	14,100	184,024	3,615,118
Net increase (decrease) in cash and cash equivalents	(1,673)	336	34
Cash and cash equivalents, beginning of period	1,707	170	-
Cash and cash equivalents, end of period	$34	$506	$34
Supplemental disclosure of cash flow data:
Interest Paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

MURRAY UNITED DEVELOPMENT CORPORATION
NOTES TO FINANCIAL STATEMENTS
January 31, 2007 and 2006

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

The Company did not conduct any research and development activities on its Klenz-Safe or hydrogen technologies during fiscal 2005 or fiscal 2006 and does not intend to conduct such research and development during the ensuing twelve months unless it is able to obtain funds from third parties to do so, of which there can be no assurances. The Company has also not conducted research and development on the Rotocam engine during its 2001 through 2007 fiscal years. Presently, management has decided to discontinue efforts to conduct further research on its engine technology unless the Company receives expressions of interest to fund such research and development from third parties, of which there can be no assurances.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as of January 31, 2007, the Company had not been able to commercially utilize its engine, cleaning solution or hydrogen technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders’ deficiency of $1,269,078 as of January 31, 2007 and have also generated significant working capital deficiencies from time to time.

Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2007. The limited amount of liquid resources available at January 31, 2007, and the Company’s inability to generate operating revenues and cash flows raise substantial doubts about the Company’s ability to continue as a going concern.

Management believes that the net liquid assets available at January 31, 2007 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period and that the Company’s ability to continue as a going concern during such period and thereafter will depend upon the Company’s ability to obtain sufficient additional working capital to fund research and development activities on its Klenz-Safe and hydrogen technologies and the general and administrative expenses to be incurred during the remaining development period.

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
NOTES TO FINANCIAL STATEMENTS
January 31, 2007 and 2006

Note 2 - Summary of other significant accounting policies:

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Depreciation:

Depreciation of furniture and equipment is provided over the estimated useful lives of the related assets using declining balance methods. As of January 31, 2007, all of the Company’s furniture and equipment is fully depreciated.

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

Note 3 - Related Party Transactions:

The Company entered into a Stock Purchase Agreement dated as of November 6, 2006 (the “Agreement”) with American Metal Technology Group, a Nevada corporation (“AMTG), pursuant to which the Company will acquire 100 % of AMTG’s outstanding common stock from AMTG’s shareholders (the “Sellers”) and AMTG will become a wholly-owned subsidiary of the Company in a two step reverse takeover transaction. The Agreement provides that all of the Company’s assets, patents and other intellectual property will be transferred to Mr. Anthony Campo in full consideration and satisfaction of all of the Company’s indebtedness to him. Following the completion of the reverse takeover, the present management and stockholders of AMTG will have control of the majority of the voting shares of the Company and new officers and directors will be appointed and it is anticipated that the Company’s new management will change the Company’s name to American Metal Technologies Group. Because the present shareholders and management of AMTG will control of the majority of the voting shares of the Company and the operations of AMTG will become that of the Company’s, AMTG will effectively become a public company at the conclusion of the transaction. AMTG is engaged primarily in the manufacture and sale of precision metal parts and components and currently has two operating subsidiaries and two factories both of which are located in the Peoples Republic of China.

In connection with this transaction, in February 2007 AMTG advanced to the Company $35,000 for the reimbursement of certain expenses incurred by the Company. Additionally, the Company has completed an exchange of shares with AMTG, by which twenty million (20,000,000) shares of the Company’s common stock were exchanged for one-hundred seventy-eight thousand, one hundred seventeen (178,117) shares of common stock of AMTG.

Note 4 - Stockholder’s Equity:

Information as to stockholders’ equity is set forth in the financial statements in the July 31, 2006 Form 10-KSB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through January 31, 2007 of $4,485,629. Our revenues from our inception on October 13, 1987 through January 31, 2007 aggregating $66,465 were derived from interest earned and $632,500 for the forgiveness of debt by the majority shareholders which occurred on December 27, 2005. Interest income was zero in the periods ended January 31, 2007 and January 31, 2006 as a result of a lack of funds available for investment.

The cumulative loss from inception includes research and development costs of $876,771. There were no research and development costs in the periods ended January 31, 2007 and January 31, 2006. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $3,176,423. General and administrative expenses increased to $62,060 in the period ending January 31, 2007 from $55,136 in the period ending January 31, 2006, or a 12.6% increase. Increases in general and administrative expenses can be attributed to increased professional fees.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $1,074,140 on promissory notes payable to our principal stockholder and chairman. Interest expense decreased to $33,302 in the period ending January 31, 2007 from $69,245 in the period ending January 31, 2006, primarily as a result of the forgiveness of debt by our chairman and principal stockholder.

Our loss from operations of $95,362 in the period ended January 31, 2007 decreased by $29,019 over the loss from operations of $124,381 in January 31, 2006. The net income for the six months ended January 31, 2006 is a result of the forgiveness of debt by our chairman and principal stockholder.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2007, we had cash and short-term investments totaling $34 (compared to liquid assets of $1,707 at July 31, 2006), a working capital decrease of $1,673 (compared with a working capital increase of $1,537 at July 31, 2006), and a total stockholders’ deficiency of $1,235,782 (compared to a deficiency of $1,140,418 at July 31, 2006).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

At January 31, 2007, we had current liabilities in excess of current assets of $70,690. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at January 31, 2007 as well as July 31, 2006 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to January 31, 2007. Cash flows used during the period ended January 31, 2007 and 2006 were $15,773 and $183,668 respectively. The limited amount of liquid resources available at January 31, 2007 and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

-
Klenz-Safe added no detectable volatile organic compounds to the air stream at elevated temperatures, indicating that Klenz-Safe could be applied to indoor air cleaning systems without the need of additional filtering.

Based on our tests of Klenz-Safe, management believes that Klenz-Safe possesses the following environmentally beneficial attributes:

•	Klenz-Safe is a non-toxic, non-hazardous composition that requires no special equipment to protect the personnel using it;

•	Klenz-Safe achieves a higher starting alkalinity and has a longer operating life than can be obtained with commercial caustic materials or lime slurries;

•	Klenz-Safe protects rather than corrodes metal compounds and surfaces

Management presently believes that Klenz-Safe may be useful in the following applications:

•	Air pollution control in wet scrubber equipment, which are commonly used to remove pollutants from building air;

•	Containment and neutralization of liquids and compounds;

•	Decontamination of equipment in pharmaceutical production;

•	Air filtration in indoor air quality control;

•	Flue and combustion gas scrubbing.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and the with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds

On October 1, 2004, the Board of Directors approved the issuance of one (1) million shares of the Company's Common Stock to Mr. John Byrne for his services as a consultant to the Company between October 2003 and September 2005 in connection with the development of the Company’s hydrogen technology. Such shares were issued to Mr. Byrne on November 30, 2004, and on such date the closing sale price of the Company’s Common Stock was $.0065. Therefore, based solely on such closing sale price, the market value of the one (1) million shares issued to Mr. Byrne on the date of issuance was approximately $6,500. The shares issued to Mr. Byrne were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities. Such shares may not therefore be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

On November 5, 2004, the Board of Directors approved the issuance of two (2) million shares of the Company's Common Stock to the Company’s Chief Executive Officer, Dwight Foster, in consideration for his having served as President of the Company from December 1998 to April 2002, as its Chief Executive Officer from April 2002 to the date of grant, and as a Director of the Company from March 2000 to the date of grant, in all such cases without any cash compensation. Such shares were issued to Mr. Foster on November 5, 2004, and on such date the closing sale price of the Company’s Common Stock was $.0055. Therefore, based solely on such closing sale price, the market value of the two (2) million shares issued to Mr. Foster on the date of issuance was approximately $11,000. The shares issued to Mr. Foster were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities. Such shares may not therefore be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

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

Item 3. Defaults upon Senior Securities

We issued a promissory note to Mr. Campo, dated August 1, 2005, in the amount of $2,087,278, which consolidated amounts we owed to Mr. Campo under our prior notes. The August 1, 2005 note bears interest at 7.5% per annum, which is payable quarterly on each November 1, February 1, May 1 and August 1, and matures on August 1, 2006. We have defaulted on our quarterly interest payment due on November 1, 2005, February 1, 2006 and May 1, 2006, August 1, 2006 and November 1, 2006.

On December 27, 2005, Mr. Campo exercised his right to convert $667,500 into 89,000,000 shares of our common stock. On December 30, 2005, Mr. Campo forgave $662,500 of the balance of the August 1, 2005 outstanding indebtedness. This amount was recorded as income on the January 31, 2006 Statement of Operations. Between August 1, 2006 and January 31, 2007, Mr. Campo loaned the company an additional $11,100. The outstanding principal amount under the 2005 note as of January 31, 2007 was $879,978. Since we do not have any revenues, it is doubtful that we will be able to pay any interest or principal amounts due under the August 1, 2005 note until such time as we have operating revenues or we raise funds from an independent source, both of which events may not occur at any time.

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information:

On May 23, 2005, Mr. Frank Pecorella resigned as a director of the Company. Mr. Pecorella’s resignation resulted from a requirement by his employer that he terminate such position with the Company and not from any disagreement with management. Mr. Pecorella had served as a director of the Company since 1998.

The Company entered into a Stock Purchase Agreement dated as of November 6, 2006 (the “Agreement”) with American Metal Technology Group, a Nevada corporation (“AMTG), pursuant to which the Company will acquire 100 % of AMTG’s outstanding common stock from AMTG’s shareholders (the “Sellers”) and AMTG will become a wholly-owned subsidiary of the Company in a two step reverse takeover transaction. In connection with the Company’s acquisition of American Metal Technology Group, the due diligence period has expired. As of January 31, 2007, the review has been completed to the satisfaction of the Company and AMTG and the transaction is proceeding forward.

In connection with this transaction, in February 2007 AMTG advanced to the Company $35,000 for the reimbursement of certain expenses incurred by the Company. Additionally,  the Company has completed an exchange of shares with AMTG, by which twenty million (20,000,000) shares of the Company’s common stock were exchanged for one-hundred seventy-eight thousand, one hundred seventeen (178,117) shares of common stock of AMTG.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

(1)  Filed January 9, 2007, the Company entered into an agreement to acquire 100% of American Metal Technology Group.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MURRAY UNITED DEVELOPMENT CORPORATION
(Registrant)

Date: March 23, 2007	By:	/s/ Dwight Foster
Dwight Foster
Title: Chief Executive Officer

Date: March 23, 2007	By:	/s/ Anthony S. Campo
Anthony S. Campo
Title: Executive Vice President Secretary and Treasurer Chief Financial Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2007	By:	/s/ Anthony S. Campo
Anthony S. Campo
Title: Chairman of the Board

Date: March 23, 2007	By:	/s/ Dwight Foster,
Dwight Foster,
Title: Director