Form 10QSB
period 2007-04-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2007-06-19
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ___________

Commission File Number 33-19048-NY

  AMERICAN METAL & TECHNOLOGY, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Delaware	22-2856171
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

633 W. 5th Street, 26th Floor Los Angeles, CA 90071
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (213) 223-2339
Murray United Development Corp.
P.O. Box 669, Huntington, New York 11743
(Former Name, Former Address, if changed since last report)

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):
Yes ☒ No ☐

(2) Has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

1,396,547,997 shares of the registrant's Common Stock ,$.0001 per share, were outstanding as of June 19, 2007.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-QSB

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN METAL & TECHNOLOGY, INC.
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
(A Company in the Development Stage)
BALANCE SHEET
APRIL 30, 2007
(UNAUDITED)

ASSETS

Current assets:

Cash and cash equivalents	$710
Loan receivable	2,000

Advance payments	200,000

Total assets	$202,710

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:

Accounts payable and accrued expenses	$108,643
Accrued interest payable - related party	150,134
Notes payable - related party	882,978
Accrued compensation	148,128
Total current liabilities	1,289,883

Stockholders' deficiency:

Preferred Stock, par value $0.0001, authorized 100,000,000 shares; none issued and outstanding	-
Common Stock, par value $.0001, Authorized 200,000,000 shares, issued and outstanding 193,253,434 shares	19,326
Additional paid-in capital	3,430,521
Deficit accumulated in the development stage	(4,537,020)
Total stockholders' deficiency	(1,087,173)

Total Liabilities and Stockholders’ Deficiency	$202,710

The accompanying notes are an integral part of the financial statements.

AMERICAN METAL & TECHNOLOGY, INC.
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
(A Company in the Development Stage)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2007 AND 2006
AND THE PERIOD FROM OCTOBER 13, 1987 (INCEPTION) TO APRIL 30, 2007
(UNAUDITED)

					THE PERIOD FROM
	THREE MONTHS		NINE MONTHS		OCTOBER 13, 1987
	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED		(INCEPTION) TO
	APRIL 30,		APRIL 30,		APRIL 30,
	2007	2006	2007	2006	2007
Income	$-	$-	$-	$-	$-

Expenses
Research and development costs	-	-	-	-	876,771
Licensing fees-stockholder and affiliate	-	-	-	-	57,260
General and administrative expenses	35,243	10,393	97,303	65,529	3,211,666
Interest expense-stockholder and affiliate	16,148	15,590	49,450	84,835	1,090,288
Total expenses	51,391	25,983	146,753	150,364	5,235,985

Loss from operations	(51,391)	(25,983)	(146,753)	(150,364)	(5,235,985)

Other Income
Interest income	-	-	-	-	66,465
Debt forgiveness	-	-	-	632,500	632,500
Total Other Income	-	-	-	632,500	698,965

Net income (Loss)	$(51,391)	$(25,983)	$(146,753)	$482,136	$(4,537,020)

Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	193,253,434	173,253,434	180,165,199	124,947,045	193,253,434

The accompanying notes are an integral part of the financial statements.

AMERICAN METAL & TECHNOLOGY, INC.
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
(A Company in the Development Stage)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED APRIL 30, 2007 AND 2006
AND THE PERIOD FROM OCTOBER 13, 1987 (INCEPTION) TO APRIL 30, 2007
(UNAUDITED)

				Deficit
	Common			Acuumulated
	Stock		Additional	in the	Stock
	Number of		Paid in	Developmental	Subscriptions
	Shares	Amounts	Capital	Stage	Receivable	Total

Issuance in October 1987 to
principal stockholder	49,000,000	$4,900	$-	$-	$(4,900)	$-

Issuance in October 1987 for cash	3,000,000	300	49,800	-	(100)	50,000

Issuance through initial public
offering of 15,000,000 units in
February 1988 for cash at $1.05 per
unit, net of issuance cost of
$220,900	15,000,000	1,500	527,600	-	-	529,100

Net loss-1988	-	-	-	(156,821)	-	(156,821)

Balance, July 31, 1988	67,000,000	6,700	577,400	(156,821)	(5,000)	422,279

Exercise of class A warrants:

at $0.45 per share	312,588	31	14,035	-	-	14,066

at $0.1 per share	21,000	2	2,098	-	-	2,100

Costs relating to continuing registration
of warrants	-	-	(29,532)	-	-	(29,532)

Reclassifiction of common stock	(333,588)	(33)	(16,133)	-	-	(16,166)

Net loss-1989	-	-	-	(362,922)	-	(362,922)

Balance, July 31, 1989	67,000,000	6,700	547,868	(519,743)	(5,000)	29,825

Exercise of class A warrants
at $0.045 per share	5,201,205	520	233,534	-	-	234,054
at $0.10 per share	409,000	41	40,859	-	-	40,900

Exercise of class B warrants
at $0.15 per share	25,000	3	3,747	-	-	3,750

Cost relating to continuing registration
and solicitation of warrants	-	-	(24,588)	-	-	(24,588)

Cash received for stock subscription	-	-	-	-	5,000	5,000

Reclassification of common stock	(5,635,205)	(564)	(278,140)	-	-	(278,704)

Charg for stock bonus	-	-	40,000	-	-	40,000

Net loss-1990	-	-	-	(422,314)	-	(422,314)

The accompanying notes are an integral part of the financial statements.

Balance, July 31, 1990	67,000,000	6,700	563,280	(942,057)	-	(372,077)

Sale of 3,297,000 shares through
private placement at $0.08 per share	3,297,000	329	244,871	-	-	245,200

Exercise of class A warrants
at 0.10 per share	3,152,472	315	314,933	-	-	315,248

Exercise of class B warrants
at $0.15 per share	60,000	6	8,994	-	-	9,000

Cost relating to continuing
registration of warrants	-	-	(80,607)	-	-	(80,607)

Reclassification of common stock	(3,212,472)	(321)	(323,927)	-	-	(324,248)

Net loss-1991	-	-	-	(354,727)	-	(354,727)

Balance, July 31, 1991	70,297,000	7,029	727,544	(1,296,784)	-	(562,211)

Exercise of class A warrants
at $0.10 per share	3,779,425	378	377,565	-	-	377,943

Exercise of class B warrants
at $0.15 per share	4,000	1	599	-	-	600

Exercise of underwriters warrants	63,000	6	4,719	-	-	4,725

Costs relating to:

Exercise of warrants	-	-	(33,191)	-	-	(33,191)

Registration of privately placed shares	-	-	(55,496)	-	-	(55,496)

Issuance for : compensation at
$0.065 per share	50,000	5	3,245	-	-	3,250

Agency fee at $0.10 per share	25,000	2	2,498	-	-	2,500

Claim settlement at $0.085 per share	1,000	1	84	-	-	85

Reclassification of common stock	9,181,265	918	618,200	-	-	619,118

Charg for compensation	-	-	180,900	-	-	180,900

Net loss-1992	-	-	-	(606,508)	-	(606,508)

The accompanying notes are an integral part of the financial statements.

Balance, July 31, 1992	83,400,690	8,340	1,826,667	(1,903,292)	-	(68,285)

Compensation at $ 0.065 per share	100,000	10	6,490	-	-	6,500

Exercise of underwriters
warrants at $0.075 per share	500,000	50	37,450	-	-	37,500

Exercise of class B warrants
at $0.15 per share	13,000	1	1,949	-	-	1,950

Retirement of 8,970,300 shares
of stock	(8,970,300)	(897)	-	-	-	(897)

Net loss-1993	-	-	-	(470,621)	-	(470,621)

Balance, July 31, 1993	75,043,390	7,504	1,872,556	(2,373,913)	-	(493,853)

Prior period adjustment	-	-	-	369,329	-	369,329

Net loss for 1994	-	-	-	(342,783)	-	(342,783)

Balance, July 31, 1994	75,043,390	7,504	1,872,556	(2,347,367)	-	(467,307)

Issuance for: compensation
at $0.015 per share	2,000	200	29,800	-	-	30,000

Net loss for 1995	-	-	-	(354,155)	-	(354,155)

Balance, July 31, 1995	77,043,390	7,704	1,902,356	(2,701,522)	-	(791,462)

Issuance for services	2,000,000	200	262,814	-	-	263,014

Issuance for services	340,000	34	6,766	-	-	6,800

Private placement	8,182,833	818	-	-	-	818

Retired shares	(2,055,556)	(205)	(92,294)	-	-	(92,499)

Net loss for 1996	-	-	-	(275,551)	-	(275,551)

Balance, July 31, 1996	85,510,667	8,551	2,079,642	(2,977,073)	-	(888,880)

Vedeo fee	200,000	20	1,980	-	-	2,000

Legal fees	2,548,867	254	37,979	-	-	38,233

Retirement	(2,548,867)	(254)	-	-	-	(254)

Net loss for 1997	-	-	-	(170,924)	-	(170,924)

Balance, July 31, 1997	85,710,667	8,571	2,119,601	(3,147,997)	-	(1,019,825)

Retired shares	(24,757,233)	(2,475)	-	-	-	(2,475)

Net loss for 1998	-	-	-	(96,900)	-	(96,900)

Balance, July 31, 1998	60,953,434	6,096	2,119,601	(3,244,897)	-	(1,119,200)

Issuance for service	2,500,000	250	49,750	-	-	50,000

Net loss for 1999	-	-	-	(210,594)	-	(210,594)

Balance, July 31, 1999	63,453,434	6,346	2,169,351	(3,455,491)	-	(1,279,794)

Net loss for 2000	-	-	-	(5,053)	-	(5,053)

The accompanying notes are an integral part of the financial statements.

Balance, July 31, 2000	63,453,434	6,346	2,169,351	(3,460,544)	-	(1,284,847)

Issuance for services	3,250,000	325	147,175	-	-	147,500

Issuance for services	2,000,000	200	99,800	-	-	100,000

Net loss for 2001	-	-	-	(383,922)	-	(383,922)

Balance, July 31, 2001	68,703,434	6,871	2,416,326	(3,844,466)	-	(1,421,269)

Issuance for debt	10,000,000	1,000	74,000	-	-	75,000

Issuance for services	1,250,000	125	51,125	-	-	51,250

Net loss for 2002	-	-	-	(247,997)	-	(247,997)

Balance, July 31, 2002	79,953,434	7,996	2,541,451	(4,092,463)	-	(1,543,016)

Net loss for 2003	-	-	-	(215,794)	-	(215,794)

Balance, July 31, 2003	79,953,434	7,996	2,541,451	(4,308,257)	-	(1,758,810)

Issuance for services	200,000	20	5,980	-	-	6,000

Net loss for 2004	-	-	-	(252,861)	-	(252,861)

Balance, July 31, 2004	80,153,434	8,016	2,547,431	(4,561,118)	-	(2,005,671)

Issuance for services	1,000,000	100	6,400	-	-	6,500

Officer compensation	2,000,000	200	10,800	-	-	11,000

Converted from note payable	1,000,000	100	7,400	-	-	7,500
-
Not loss for 2005	-	-	-	(266,882)	-	(266,882)

Balance, July 31, 2005	84,153,434	8,416	2,572,031	4,828,000	-	(2,247,553)

Issuance for services	100,000	10	1,890	-	-	1,900

Converted from note payable -
stockholder	89,000,000	8,900	658,600	-	-	667,500

Net income for 2006	-	-	-	437,735	-	437,735

Balance, July 31, 2006	173,253,434	17,326	3,232,521	(4,390,265)	-	(1,140,418)

Difference due to rounding	-	-	-	(2)	-	(2)

Issuance in January 2006 to AMTG	20,000,000	2,000	198,000	-	-	200,000

Net loss for nine months ended April 30, 2007	-	-	-	(146,753)	-	(146,753)

Balance, April 30, 2007	193,253,434	$19,326	$3,430,521	$(4,537,020)	$-	$(1,087,173)

The accompanying notes are an integral part of the financial statements.

AMERICAN METAL & TECHNOLOGY, INC.
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
(A Company in the Development Stage)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2007 AND 2006
AND THE PERIOD FROM OCTOBER 13, 1987 (INCEPTION) TO APRIL 30, 2007
(UNAUDTIED)

			THE PERIOD FROM
			OCTOBER 13, 1987
	FOR THE NINE MONTHS ENDED		(INCEPTION) TO
	APRIL 30,		APRIL 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(146,753)	$482,136	$(4,537,020)
Adjustments to reconcile net income(loss) to net cash provided by(used in) operating activities:
Depreciation and amortization	-	-	260,495
Forgiveness of debt income	-	-	(632,500)
Expenses paid through issuance of common stock by:
Company	-	1,900	543,185
Principal Stockholder	-	-	220,900
Changes in operating assets and liabilities:
Loan Receivable	-	-	(2,000)
Accounts payable and accrued expenses	131,656	(39,672)	793,029
Net cash provided by (used in) operating activities	(15,097)	444,364	(3,353,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	-	-	(260,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable to stock holder: Proceeds	14,100	188,624	1,937,025
Principal payments	-	(1,300,500)	(126,667)
Proceeds from the issuance of common stock (net)	-	667,500	1,804,760
Net cash provided by (used in) financing activities	14,100	(444,376)	3,615,118

NET INCREASE(DECREASE) IN CASH & CASH EQUIVALENTS	(997)	(12)	710
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,707	170	-
CASH & CASH EQUIVALENTS, ENDING BALANCE	$710	$158	$710

Supplemental disclosure of cash flow data:
Interest Paid	$-	$-	$-
Income Tax Paid	$-	$-	$-
Non Cash Transaction:
Shares Issued For Merger	20,000,000	-	20,000,000

The accompanying notes are an integral part of the financial statements.

AMERICAN METAL & TECHNOLOGY, INC.
(Formerly, Murray United Development Corporation)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company has been in the development stage since inception. Activities of the Company have been limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2007, the Company had not been able to commercially utilize its engine, cleaning solution or hydrogen technology to generate revenues or cash flows from operating activities. As a result, it has suffered recurring losses from operations from inception that have generated the net stockholders’ deficiency of $1,087,173 as of April 30, 2007 and have also generated significant working capital deficiencies from time to time.

Management does not expect the Company to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2007. The limited amount of liquid resources available at April 30, 2007, and the Company’s inability to generate operating revenues and cash flows raise substantial doubts about the Company’s ability to continue as a going concern.

Management believes that the net liquid assets available at April 30, 2007 will not be sufficient to enable the Company to meet its obligations and to continue as a going concern during the ensuing twelve-month period and that the Company’s ability to continue as a going concern during such period and thereafter will depend upon the Company’s ability to obtain sufficient additional working capital or suitable acquisition targets and the general and administrative expenses to be incurred during the remaining development period.

Potential sources of such working capital include government grants, the private or public sale of common stock (the Company has historically depended primarily on the sale of equity securities to finance its operations) and borrowing additional amounts from related parties or other sources. However, there can be no assurance that such financing will be available.

The Company entered into a Stock Purchase Agreement dated as of November 6, 2006 (the "Agreement") with American Metal Technology Group, a Nevada corporation (“AMTG"), pursuant to which the Company acquired one hundred (100%) percent of AMTG's outstanding common stock from the AMTG Stockholders and AMTG became a wholly-owned subsidiary of the company in a two step reverse takeover transaction on May 22, 2007. The accompanying financial statements do not include any adjustments that might result from the uncertainties related to the ability of the Company to continue as a going concern.

AMERICAN METAL & TECHNOLOGY, INC.
(Formerly, Murray United Development Corporation)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of other significant accounting policies

Basis of preparation:

The accompanying Interim Financial Statements are prepared in accordance with rules set forth in Regulation SB of the Securities and Exchange Commission. Accordingly, these statements do not include all disclosures required under generally accepted principles and should be read in conjunction with the audited financial statements included in the Company’s form 10KSB for the year ended July 31, 2006. In the opinion of management, all adjustments consisting of normal reoccurring accruals have been made to the financial statements. The results of operation for the nine months ended April 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2007.

Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Depreciation:

Depreciation of furniture and equipment is provided over the estimated useful lives of the related assets using declining balance methods. As of April 30, 2007, all of the Company’s furniture and equipment is fully depreciated. Deprecation expenses amounted to $0 for the nine months ended April 30, 2007 and 2006, respectively.

Estimates:

The preparation of financial statements is in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Stock-based compensation:

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment”   (“SFAS 123-R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options based on their fair values. SFAS 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”   (“APB 25”), which the Company previously followed in accounting for stock-based awards.

Fair value of financial instruments:

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Research and development:

Costs and expenses related to research and development are expensed as incurred.

Basic and diluted net loss per shareNet loss per common share:

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Net loss per common share was computed on the basis of the weighted average number of shares of common stock outstanding during each period. The effect of assuming the exercise of outstanding warrants were anti-dilutive and, accordingly, not included in the computation of net loss per share.

AMERICAN METAL & TECHNOLOGY, INC.
(Formerly, Murray United Development Corporation)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of other significant accounting policies - continued

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

Recent pronouncement:

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement

b.	The date that adoption is required

c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

AMERICAN METAL & TECHNOLOGY, INC.
(Formerly, Murray United Development Corporation)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 - Summary of other significant accounting policies - continued

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3 - Notes payable (related party) and accrued interest

As of April, 30, 2007, loan payable and related accrued interest amounted $882,978 and $150,134, respectively. The loan is from a related party, with an annual interest rate of 7.5%, due on August 1, 2007. The interest expenses for the loan amounted to $16,148 and $15,590 for the three months ended April 30, 2007 and 2006, respectively. The interest expenses for the loan amounted to $49,450 and $84,835 for the nine months ended April 30, 2007 and 2006, respectively.

Note 4 - Stockholders’ equity

Common Stock

The Company entered into a Stock Purchase Agreement dated as of November 6, 2006 (the “Agreement”) with American Metal Technology Group, a Nevada corporation (“AMTG), pursuant to which the Company acquired 100 % of AMTG’s outstanding common stock from AMTG’s shareholders (the “Sellers”),  AMTG became a wholly-owned subsidiary of the Company in a two step reverse takeover transaction on May 22, 2007. In connection with this transaction, the Company isssued 1,213,295,563 shares to the stockholders and consultants of AMTG (1,142,388,273 shares to AMTG's former shareholders, including 20,000,000 shares of common stock issues to AMTG as investment upon completion of the due diligence period to the Agreement, and redistributed proportionally to AMTG's shareholders on May 22, 2007, and 70,907,300 shares to AMTG's consultants).  These shares represent more than eighty five (85%) of the Company's issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company.  AMTG is now a wholly owned subsidiary of the Company.

Note 5 - Options and warrants

Stock Options

In April 2002 the Company issued options to purchase six million shares of common stock at $0.02 per share. The options were issued to an employee under non qualified option plan. As of April 30, 2007, all options were fully vested. No options were issued during nine months ended April 30, 2007. The following table summarizes the options outstanding as of April 30, 2007:
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding August 1, 2006	6,000,000	$0.02	$0
Reclassified from warrants	-	-	-
Granted	-	-	-
Forfeited/Canceled	-	-	-
Exercised	-	-	-
Outstanding, April 30, 2007	6,000,000	$0.02	$0

AMERICAN METAL & TECHNOLOGY, INC.
(Formerly, Murray United Development Corporation)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 - Options and warrants - continued
Following is a summary of the status of options outstanding at April 30, 2007:The weighted average remaining contractual life of options outstanding is 5 years as of April 30, 2007. The exercise prices for the options outstanding as of April 30, 2007 are as follows:

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0.02	6,000,000	5	$0,02	6,000,000	$0.02

Warrants

As a result of the exercises and expiration of warrants, the Company has no Class A and Class B warrants as of April 30, 2007. 14,898,000 Class B warrants, and 500,000 underwriter's B warrants expired on March 12, 2007. The Class B warrants are redeemable at any time at the option of the Company at a price of $0.0001 per warrant. Holders of the Class B warrants have certain rights with respect to the registration of those warrants under the Securities Act of 1933.

The following table summarizes the warrants outstanding as of April 30, 2007:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, August 1, 2006	15,398,000	$0.15	$0
Transferred to options	-	-	-
Granted	-	-	-
Forfeited/Canceled (March 12, 2007)	15,398,000	$0.15	-
Exercised	-	-	-
Outstanding, April 30, 2007	-	$-	$0

The weighted average remaining contractual life of warrants outstanding is zero year as of April 30, 2007.

Note 6 - Business combination

Closing of Stock Purchase Agreement

The Company announced on May 29, 2007 that a closing has taken place with respect to the purchase of American Metal Technology Group, a Nevada corporation (“AMTG”), pursuant to a Stock Purchase Agreement dated as of November 6, 2006 (the “Agreement”), as first disclosed in an 8-K filing on January 10, 2007.

AMERICAN METAL & TECHNOLOGY, INC.
(Formerly, Murray United Development Corporation)
(A Company in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 - Business combination  - continued

The exchange of shares with AMTG will be accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of the AMTG obtained control of the consolidated entity. Accordingly, the merger of the two companies would be recorded as a recapitalization of AMTG, with AMTG being treated as the continuing entity.  The historical financial statements to be presented would be those of AMTG. The continuing company has retained December 31 as its fiscal year end.

Reflecting the change of ownership, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name to American Metal & Technology, Inc., which became effective June 1, 2007.

The audited financial statements of AMTG and its subsidiary for fiscal year 2005 and 2006 have already been disclosed in Form 8-K Report filed on May 29, 2007 as amended on Form 8-K/A filed on June 12, 2007. The consolidated financial statements will be provided within the relevant required time period.

Pro Forma Combined Statement of Operation

The accompanying pro forma condensed consolidated financial statements are provided for informational purposes only.  The Pro Forma Combined Statement of Operations are unaudited and are not necessarily indicative of the consolidated financial position which actually would have occurred if the above transaction had been consummated on  August 1, 2006 and 2005, nor does it purport to present the operating results that would be achieved for future periods.

The acquisition is to be recorded as a purchase acquisition.

The following is the pro forma financial information of the Company assuming the transaction had been consummated on August 1, 2006 and 2005

Statement of Operation Pro Forma:
	Nine Months Ended	Nine Months Ended
	April 30, 2007	April 30, 2006

Revenues	$6,434,156	$4,831,329
Cost of Sales	4,543,212	3,484,893
Gross Profit	1,890,944	1,346,436

Operating Expenses	585,194	288,991
Income (loss) from operations	1,305,750	1,057,445
Other income (expenses)	-	-

Net Income (loss) before income taxes	1,305,750	1,057,445
Provision for income taxes Net Income (loss)	$1,305,750	$1,057,445
Earnings Per Share:
Basic and diluted	$0.001	$0.001
Weighted average number of shares outstanding	1,402,547,997	1,417,945,997

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

RESULTS OF OPERATIONS

We have not derived any revenues from the license or sale of our technology and have incurred cumulative losses from our inception on October 13, 1987 through April 30, 2007 of $4,537,020. Our revenues from our inception on October 13, 1987 through April 30, 2007 aggregating $66,465 were derived from interest earned and $632,500 for the forgiveness of debt by the majority shareholders, which occurred on December 27, 2005. Interest income was zero in the periods ended April 30, 2007 and April 30, 2006 as a result of a lack of funds available for investment.

The cumulative loss from inception includes research and development costs of $876,771. There were no research and development costs in the periods ended April 30, 2007 and April 30, 2006. We have had to reduce substantially our research and development activities due to liquidity problems.

Our cumulative loss from inception includes general and administrative expenses of $3,211,666. General and administrative expenses increased to $97,303 in the period ending April 30, 2007 from $65,529 in the period ending April 30, 2006 , or a 48% increase. Increases in general and administrative expenses can be attributed to increased professional fees.

Our cumulative loss from inception also includes past licensing fees, of which there were none during the period, and cumulatively $57,260 since inception. The elimination of licensing fees is the result of the legal settlement reached in fiscal 1994.

The cumulative loss from inception also includes interest expense of $1,090,288 on promissory notes payable to our principal stockholder and chairman. Interest expense decreased to $49,450 in the period ending April 30, 2007 from $84,835 in the period ending April 30, 2006 , primarily as a result of the forgiveness of debt by our chairman and principal stockholder.

Our loss from operations of $146,153 in the period ended April 30, 2007 increased by $628,889 over the income from operations of $482,136 in April 30, 2006. The net income for the nine months ended April 30, 2006 is a result of the forgiveness of debt by our chairman and principal stockholder.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2007 , we had cash and short-term investments totaling $710(compared to liquid assets of $1,707 at July 31, 2006), a working capital decrease of $-1,064,445 (compared with a working capital increase of $-22,728 at July 31, 2006), and a total stockholders’ deficiency of $1,087,173 (compared to a deficiency of $1,140,418 at July 31, 2006).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

At April 30, 2007 , we had current liabilities in excess of current assets of $1,087,173. We have not been able to commercially utilize our engine technology to generate any revenue through that date, and as a result, we have suffered recurring losses from operations from inception that have generated the net capital deficiencies at April 30, 2007 as well as July 31, 2006 and significant working capital deficiencies from time to time. We do not expect to generate any significant revenues or positive operating cash flows during the twelve-month period subsequent to April 30, 2007. Cash flows used/(provided) during the period ended April 30, 2007 and 2006 were $15,097 and ($444,364) respectively. The limited amount of liquid resources available at April 30, 2007 and our inability to generate operating revenues and cash flows, raise substantial doubts about our ability to continue as a going concern.

PLAN OF OPERATION

ACQUISITION OF AMERICAN METAL TECHNOLOGY GROUP

As reported in the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2007, and amended on Form 8-K/A on June 12, 2007, on May 22, 2007, the Company closed upon the purchase of 100% of the issued and outstanding shares of American Metal Technology Group, a Nevada corporation (“AMTG”), pursuant to a Stock Purchase Agreement dated as of November 6, 2006 (the “Agreement”), as first disclosed in an 8-K filing on January 10, 2007. AMTG is now a wholly owned subsidiary of the Company.

Simultaneously with the closing of the Agreement, the Company transferred all of its assets owned immediately prior to the closing, including, but not limited to, the Klenz-Safe Cleaning Solution, the Hydrogen Production Technology and the Rotorcam Engine, and all liabilities associated with such assets, together with 10,000,000 shares of common stock, to Anthony Campo in consideration for the cancellation of indebtedness to him. Accordingly, immediately following the close of the Agreement, the Company’s sole asset is 100% of the issued and outstanding shares of AMTG.

Our Business

American Metal & Technology, Inc.., through its wholly owned subsidiary American Metal Technology Group, a Nevada corporation, and through AMTG’s subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. ("BJTY") and American Metal Technology (Lang Fang) Co., Ltd., ("AMLF"), primarily specializes in precision casting, machining, mold design and manufacturing in the People's Republic of China ("China"). We manufacture investment casting and machined products, including valves, pipe fittings, regulators, dispensers, machinery spare parts, marine hardware, water treatment parts, automotive and airplane accessories, and other equipment parts based upon blueprints supplied to us by our customers. We use a wide range of ferrous and non-ferrous materials such as stainless steel, carbon steel, low alloy steel and aluminum. Our factory is certified with ISO9001 and ISO14001 standards.

Management believes there is significant room for expansion for AMTG and our subsidiaries in the metal casting and metal fabrication industry worldwide. We are in a multi-billion dollar metal casting industry. At least ninety percent of all manufactured goods contain one or more cast metal components. Metal castings components are integral in the U.S. transportation, energy, aerospace, manufacturing, and national defense.

Our Strategies

We are committed to the development of new manufacturing techniques, and to bring new and technological advanced metal fabricated products to the global market. Management believes that our future growth and profitability depend on our ability to maintain product quality, control production costs, increase production capacity, improve our marketing and distribution channels, increase product offerings, and to effectively react to market changes.

Capitalize on our cost structure and logistical advantages:

Our business objectives are to maintain current growth rate while expanding customer base both domestically and to the international market. When introducing our products and services to the international market, we hope to take advantage of the low overhead costs and inexpensive labor available in China based upon the location of our principal manufacturing facility in Beijing, and our future facilities in Hebei, China. In the event we are successful in attracting foreign customers, the close proximity of the factory complex to the Tianjin sea port, one of the main seaports in China, should provide us convenient transportation of our products to those foreign customers. There are, however, limitations in having all our manufacturing facility in China. There would be additional shipping, handling, and possible tariff costs associated with potential overseas customers. This may make finding international clients difficult as it would increase their overall costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Change our product line in response to market demand:

Our strategy is to respond to changes in market conditions by changing product lines respectively. Management believes the demand market is changing rapidly. In order for us to capture the most profitable products in the future, we plan to setup a professional market intelligence team to monitor and respond to market changes and reported to the management on a timely basis.

Maintain high product quality:

Management believes that identifying each customer's needs and efficiently addressing its needs are vital to maintaining a competitive advantage to the success of the business. Management believes that our commitment to services levels and attention to detail and quality has the effect of providing customers with a sense of confidence and security that their product requirements will be met and their products will be delivered on time. The factory complex in Beijing, China, at which we conducted all of our manufacturing operations, was designed paying particular attention to factory layout, cleanliness, incoming material control, in-process quality control, finished goods quality control and final quality examination.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds

On May 22, 2007, pursuant to the terms of the Stock Purchase Agreement dated as of November 6, 2006 (the “Agreement”) with American Metal Technology Group, a Nevada corporation (“AMTG”), as reported on Form 8-K filed on January 10, 2007, the Company issued 1,213,295,563 shares to the stockholders and consultants of AMTG (1,142,388,273 shares to AMTG’s former shareholders, including 20,000,000 shares of common stock issued to AMTG as investment upon completion of the due diligence period pursuant to the Agreement, and redistributed proportionally to AMTG’s shareholder on May 22, 2007, and 70,907,300 shares to AMTG’s consultants). These shares represent more than eighty five (85%) of the Company’s issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company. AMTG is now a wholly owned subsidiary of the Company. The shares issued were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 for U.S. investors, or pursuant to Regulation S for all non-U.S. investors, and are therefore "restricted" securities. Such shares may not therefore be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

In addition and also pursuant to the terms of the Agreement, on May 22, 2007 the Company issued 10,000,000 shares to Anthony Campo, in partial consideration for the cancellation of indebtedness to him. The shares issued to Mr. Foster were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities. Such shares may not therefore be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended April 30, 2007.

On May 2, 2007, pursuant to the terms of Stock Purchase Agreement dated as of November 6, 2006 (the “Agreement”) by and among the Company, American Metal Technology Group, a Nevada corporation (“AMTG),and the shareholders of AMTG, the Company’s shareholders owning a majority of the issued and outstanding shares approved by written consent to amend the Certificate of Incorporation to increase the number of authorized common shares to 1,500,000,000 and the number of preferred shares to 100,000,000.

On May 20, to better reflect the nature of the Company pursuant to its acquisition of AMTG and the change in ownership, the shareholders owning a majority of the issued and outstanding shares approved by written consent to amend the Certificate of Incorporation to change the name of the corporation from Murray United Development Corp. to American Metal & Technology, Inc., effective as of June 1, 2007.

Item 5. Other Information:

The Company entered into a Stock Purchase Agreement dated as of November 6, 2006 (the “Agreement”) with American Metal Technology Group, a Nevada corporation (“AMTG), pursuant to which the Company acquired 100 % of AMTG’s outstanding common stock from AMTG’s shareholders (the “Sellers”), AMTG became a wholly-owned subsidiary of the Company in a two step reverse takeover transaction on May 22, 2007.

In connection with this transaction, in February 2007 AMTG advanced to the Company $35,000 for the reimbursement of certain expenses incurred by the Company.

Item 5. Other Information - continued

On May 21, 2007, AMTG advanced to the Company an additional $15,000 for the reimbursement of certain expenses incurred by the Company pursuant to the terms of the Agreement.

On May 22, 2007 the Agreement closed with respect to the purchase of American Metal Technology Group. Pursuant to the terms of the Agreement, more than eighty five (85%) of the Company’s issued and outstanding shares of voting capital stock on a fully diluted basis were issued to the shareholders and consultants of AMTG, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company. AMTG is now a wholly owned subsidiary of the Company. The closing of the Agreement was reported on a Form 8-K filed by the Company on May 29, 2007, as amended on Form 8-K/A June 12, 2007.

On June 15, 2007, the Company announced that an investigation into the cause of the difficulties with respect to DTC trading, together with the Company’s transfer agent American Stock Transfer & Trust Company trading, had been initiated.

On June 19, 2007, the Company announced that it had determined the cause of, and come to a successful resolution of, the disruption in trading.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated June 15, 2007

99.2	Press Release dated June 19, 2007

(B) Reports on Form 8-K

(1)    Filed January 9, 2007, the Company entered into an agreement to acquire 100% of American Metal Technology Group.

(2) Filed May 29, 2007, the Company closed upon the agreement to acquire 100% of American Metal Technology Group.

(3) Filed June 12, 2007, the Company amended its Filing of May 29, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: June 19, 2007	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer