Form 10QSB
period 2007-06-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2007-08-14
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

Yes ☒ No ☐

1,416,549,007 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of August 10, 2007

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$1,956,188
Accounts receivable - net	1,653,879
Notes receivable	235,137
Other receivables	2,335
Advances to suppliers	120,416
Inventories	576,459
Total Current Assets	4,544,414

Property, Plant And Equipment - Net	2,996,346

Intangible Assets, Net	687,308

Total Assets	$8,228,068

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$329,206
Accrued liabilities and other payables	58,963
Advance payments	277,806
Amount due to related parties	601,871
Unearned revenue	3,547

Total Current Liabilities	1,271,393

Minority Interests	350,897
Commitments	-

Shareholders' Equity
Preferred Stock, par value $0.0001, authorized 100,000,000 share; none issued and outstanding; Common Stock, par value $0.0001, authorized 200,000,000 shares, issued and outstanding 1,416,549,007 shares	141,655
Additional paid in capital	1,623,059
Statutory reserve	898,989
Accumulated other comprehensive income	456,386
Retained earnings	3,485,689

Total Stockholders' Equity	6,605,778

Total Liabilities and Shareholders' Equity	$8,228,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006

Net sales	$2,410,578	$2,096,748	$4,472,075	$3,832,732
Cost of goods sold	(1,633,663)	(1,501,354)	(3,036,457)	(2,727,405)
Gross profit	776,915	595,394	1,435,618	1,105,327
Operating expenses
Selling expenses	(7,423)	(5,510)	(14,258)	(8,699)
Operating and administrative expenses	(278,503)	(147,603)	(540,074)	(274,937)
Total operating expenses	(285,926)	(153,113)	(554,332)	(283,636)
Income from operations	490,989	442,281	881,285	821,691
Other income (expense)
Interest income (expense)	655	667	2,082	957
Other income (expense)	(347)	64	(2,418)	64
Total other income (expense)	308	731	(336)	1,021
Income before provision for income taxes and minority interest	491,297	443,012	880,950	822,712
Provision for income taxes	4,638	-	4,638	-
Income before minority interests	486,659	443,012	876,312	822,712
Minority interests	(287)	21,997	132	41,879
Net income	486,946	421,015	876,179	780,833
Other comprehensive income
Foreign currency translation adjustment	101,079	17,901	192,372	20,111
Comprehensive income	$588,025	$438,916	1,068,551	800,944
Basic weighted average shares outstanding	1,264,848,464	1,128,842,167	1,206,178,649	1,128,842,167
Basic net earnings per share	$0.0004	$0.0004	$0.0007	$0.0007
Diluted weighted average shares outstanding	1,268,935,797	1,128,842,167	1,211,665,367	1,128,842,167
Diluted net earnings per share	$0.0004	$0.0004	$0.0007	$0.0007

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)
	2007	2006
Cash flows from operating activities:
Net Income	$876,179	$780,833
Adjustments to reconcile net income to
net cash provided by operating activities:
Minority interest	132	41,879
Depreciation and amortization	116,446	108,575
(Increase)/decrease in assets:
Accounts receivable	(712,149)	(939,584)
Note receivable	(74,555)	(119,901)
Other receivables	(42,244)	(793,469)
Inventory	(85,121)	(114,948)
Advance to suppliers	537,737	769,830
Prepaid expenses	139,282	375,912
Increase/(decrease) in liabilities:
Accounts payable	103,889	134,872
Other payable and accrued expenses	(4,650)	196,889
Unearned revenue	1,138	(529,404)

Net Cash Provided By (Used In) Operating Activities	856,085	(88,515)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(100,628)	(516,827)

Net Cash Used in Investing Activities	(100,628)	(516,827)

Cash flows from financing activities:
Cash received on stock issuance	-	119,980
Proceeds from advance payments	277,806
Proceeds from loans	28,865	780,020

Net Cash Provided By Financing Activities	306,671	900,000

Net Increase in Cash and Cash Equivalents	1,062,127	294,658

Effects of Exchange Rate Change in Cash	106,617	887

Cash and Cash Equivalents-Beginning Balance	787,444	146,623

Cash and Cash Equivalents-Ending Balance	1,956,188	442,168

Supplement disclosure of cash flow information:
Income taxes paid	$4,638	$-
Interest expenses paid	$841	$-
Non Cash Transactions
Shares Issued Due To Reorganization	$27,416	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and description of business

On June 1, 2007, American Metal & Technology, Inc. ( " AMTI " , "We" , "Us" , "Our" or the "Company" )  formally changed its name from Murray United Development Corporation to American Metal & Technology, Inc.

The Company was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company. These rights were subsequently assigned pursuant to the terms of the Stock Purchase Agreement dated November 6, 2006 discussed below.

The Company was in the development stage since inception until the closing of the transaction discussed in the next paragraph. Activities of the Company were limited to the acquisition of funds from the sale of its common stock; the acquisition of the licensing rights for and, subsequently, title to, the engine technology; research and development related to the development of an initial fuel-driven prototype of the engine.

The Company entered into a Stock Purchase Agreement on November 6, 2006 (the "Agreement") with American Metal Technology Group, a Nevada corporation (“AMTG"), pursuant to which the Company acquired one hundred (100%) percent of AMTG's outstanding common stock from the AMTG Stockholders and AMTG became a wholly-owned subsidiary of the company in a two step reverse takeover transaction on May 22, 2007.  In connection with this transaction, the Company issued 1,213,295,563 shares to the former stockholders and consultants of AMTG (1,142,388,273 shares to AMTG's former shareholders, including 20,000,000 shares of common stock issues to AMTG as investment upon completion of the due diligence period to the Agreement, and redistributed proportionally to AMTG's shareholders as of  May 22, 2007, and 70,907,300 shares to AMTG's consultants).  These shares represent more than eighty five (85%) of the Company's issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company.  AMTG is now a wholly owned subsidiary of the Company.

The exchange of shares with AMTG has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders AMTG obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of AMTG, with AMTG being treated as the continuing entity.  The historical financial statements presented herein are those of AMTG. The continuing company has retained December 31 as its fiscal year end.

 Reflecting the change of ownership, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name to American Metal & Technology, Inc., which became effective June 1, 2007.

The Company now through AMTG and its subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. and American Metal Technology (Lang Fang) Co., Ltd., is mainly in the business of manufacturing and sales of high-precision investment casting and metal fabrication products in the People's Republic of China ( "China" ). The Company's production involves high-precision investment casting and machined products, including valves, pipe fittings, etc. The Company uses a wide range of ferrous and non-ferrous materials such as stainless steel, carbon steel, monel alloy, hastelloy alloy, and other various types of alloys. In 2006, AMTG via Beijing Tong Yuan Heng Feng Technology Co., Ltd., expanded its business to the design and manufacturing of electronic circuit boards and motion controllers for home appliances such as washing machines.

AMTG was incorporated on January 13, 2004 under the laws of the state of Nevada. On June 1, 2004 , AMTG entered into an equity purchase agreement with Beijing Sande Technology (Holding) Co., Ltd. ( "BST" ) to acquire 80% ownership of Beijing Tong Yuan Heng Feng Technology Co., Ltd. ( "BJTY" ). As a result, AMTG issued 7,200 shares of his pre-split common stock to BST in exchange for 80% ownership of BJTY. On August 2, 2004 , AMTG incorporated American Metal Technology (Lang Fang) Co., Ltd. ( "AMLF" ) in Hebei, China, for the purpose of expanding the production facility of BJTY. On August   8, 2004 , AMTG and AMLF together entered into an equity purchase agreement with Beijing Sande Shang Mao Co., Ltd. ( "BSS" ) for the remaining 20% of BJTY. As a result, AMTG which issued 1,800 shares of pre-split common stock to BSS and  AMLF, becomes the owner of 20% shareholder of BJTY. AMTG later acquired the 20% ownership of BJTY from AMLF and owns 100% of BJTY. On November 12, 2004 , AMTG effectuated a forward split of all the outstanding shares of common stock on a 1,000 for 1 basis. On November 2005, AMTG sold 5% of BJTY to an unrelated party for $240,000. In 2006, AMTG raised $120,000 from an individual investor in a Reg S offering at $1 per share. AMTG received net $119,860 and issued 120,000 shares.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2006. The results of the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

Principal of consolidation

The consolidated financial statements of American Metal & Technology, Inc. reflect the activities of the following subsidiaries:

Subsidiaries		Percentage Of Ownership
American Metal Technology (Lang Fang) Co., Ltd.	P.R.C.	100%
Beijing Tong Yuan Heng Feng (Technology) Co., Ltd.	P.R.C.	95%

Due to common management and ownership, the consolidated financial statements have been presented as if the Agreement and Plan of Merger of the subsidiaries occurred as of the December 31, 2006.  The consolidated financial statements generally reflect only the activities of BJTY and AMLF at its historical cost. Because Murray United Development Corporation's financial statement is immaterial, no pro forma is presented.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company transactions and accounts have been eliminated in the consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2007, cash and cash equivalent amounted to $1,956,188.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2007, the Company had accounts receivable of $1,653,879. The Company’s management has determined that there is no need of an allowance for bad debts as of June 30, 2007.

Advances to suppliers

The Company advances to certain vendors for the purchase of material. As of June 30, 2007, the advances to suppliers amounted to $120,416.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of significant accounting policies - continued

Inventories

Inventories are valued at the lower of cost or market value using weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight line method over the estimated useful lives of the assets:

Estimated
Useful Life
Building and improvements	13-40 years
Machinery and equipments	5-15 years
Vehicle	12 years

Financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payable, tax payable, and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

Impairment

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the six months ended June 30, 2007 and June 30, 2006.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of significant accounting policies - continued

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of June 30, 2007 amounted to $3,547.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

 Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $ 456,386 as of June 30, 2007.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2007 and 2006, there was no significant book to tax differences.

Local PRC Income Tax

The Company is governed by the Income Tax Law of the PRC concerning subsidiaries located in PRC. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. However, according to the Provisional Regulations of the People's Republic of China on Income Tax, the Company’s operating subsidiaries in China have been approved to be exempt from income tax for the six months ended June 30, 2007 and 2006.

If the Company had not been exempt from paying income taxes during the six months ended June 30, 2007 and 2006, income tax expense would have been approximately $289,183 and $271,495, respectively, and earnings per share would have been reduced by  $0.0002 and $0.0002, respectively.

The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of significant accounting policies - continued

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS No. 131 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment - manufacture and marketing high-precision investment casting and metal fabrication products in China.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent accounting pronouncements

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of significant accounting policies - continued

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

3.	Notes receivable

Notes receivable amounted to $235,137 as of June 30, 2007. The notes receivable are due from an unrelated party, current, unsecured, and interest free.

4.	Other receivable

Other receivable amounted to $2,335 as of June 30, 2007. The other receivables are all from unrelated parties, due on demand, and interest free.

5.	Inventories

Inventories consisted of the followings at June 30, 2007:

2007 (Unaudited)
Supplies and raw materials	$393,298
Work in process	102,764
Finished goods	80,397
Totals	$576,459

6.	Property, Plant and Equipment

Property, Plant and Equipment consist of the following at June 30, 2007:

2007 (Unaudited)
Building and improvements	$862,527
Vehicle	21,362
Machinery and equipments	2,615,182
Totals	3,499,071
Less: accumulated depreciation	502,725
$2,996,346

Depreciation expenses for the six months ended June 30, 2007 and 2006 were $98,905, and $94,719, respectively.

7.	Intangible assets

The intangible assets comprised of following at June 30, 2007:

2007 (Unaudited)
Land use right, net	$567,068
Permits, net	120,240

Total	$687,308

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Intangible assets - continued

Land use right:

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $597,070. The land use right is for fifty years. The land use right consists of the followings as of June 30, 2007:

2007 (Unaudited)
Land use right	$597,070
Less: accumulated amortization	30,002
$567,068

Permits:

American Metal Technology (Lang Fang) Co., Ltd. acquired various permits related to constructing the factory during the year ended 2004 for a total amount of $163,065. The permits are for ten years. The permits consist of the followings as of June 30, 2007:

2007 (Unaudited)
Prepaid expenses	$163,065
Less: accumulated amortization	42,825
$120,240

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007 the Company expects these assets to be fully recoverable.

Total amortization expenses for the six months ended June 30, 2007 and 2006 amounted to $17,541 and $13,856 respectively. Amortization expenses for next five years after June 30, 2007 are as follows:

June 30, 2008	$27,572
June 30, 2009	27,572
June 30, 2010	27,572
June 30, 2011	27,572
June 30, 2012	27,572
Total	$137,860

8.	Other payable and accrued expenses

Other payable and accrued expenses amounted to $58,963 as of June 30, 2007. Other payable and accrued expenses include taxes payables of  $30,888, accrued welfare $24,575 and other accrued expenses $3,500.

9.	Due to related parties

Due to related parties amounted to $601,871 as of June 30, 2007. Due to related parties includes $601,271 due to an affiliate owned by the CEO of BJTY and AMLF and $600 due to a shareholder. Due to related parties payable are due on demand, interest free, and unsecured.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	Statutory reserve

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i) Making up cumulative prior years' losses, if any;

ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve amounted to $244,286 and $78,083 for the six months ended June 30, 2007 and 2006, respectively.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount allocated to the surplus reserve amounted to $122,143 and $39,041 for the six months ended June 30, 2007 and 2006, respectively.

The total statutory reserve, as of June 30, 2007, amounted to $898,989.

11.	Current vulnerability due to certain concentrations

BJTY and AMLF’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Major customers and major vendors

Two major customers accounted for 76% of the net revenue for the six months ended June 30, 2007 with each customer individually accounting for about 66% and 10%. The Company had approximately $686,073 accounts receivable from the customers as of June 30, 2007.

Two vendors provided 76% of the Company’s purchase of raw materials for the six months ended June 30, 2007 with each vendor individually accounting for about 63% and 13%. The Company had $123,715 accounts payable to these vendors as of June 30, 2007.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

12.	Minority interest

The amounts of $350,897 as of June 30, 2007 which represents the 5% shareholder interest in BJTY.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Options and warrants

Stock Options

In April 2002 the Company issued options to purchase six million shares of common stock at $0.02 per share. The options were issued to an employee under non qualified option plan. As of June 30, 2007, all options were fully vested. No options were issued during six months ended June 30, 2007 and June 30, 2006. The following table summarizes the options outstanding as of June 30, 2007:

Unaudited	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	6,000,000	$0.02	$0
Reclassified from warrants	-	-	-
Granted	-	-	-
Forfeited/Canceled	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2007	6,000,000	$0.02	$0

Following is a summary of the status of options outstanding at June 30, 2007: The weighted average remaining contractual life of options outstanding is 5 years as of June 30, 2007. The exercise prices for the options outstanding as of June 30, 2007 are as follows:

(Unaudited)
Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0.02	6,000,000	5	$0.02	6,000,000	$0.02

Warrants

As a result of the exercises and expiration of warrants, the Company has no Class A and Class B warrants as of June 30, 2007.  14,898,000 Class B warrants, and 500,000 underwriter's B warrants expired on March 12, 2007.  The Class B warrants are redeemable at any time at the option of the Company at a price of $0.0001 per warrant. Holders of the Class B warrants have certain rights with respect to the registration of those warrants under the Securities Act of 1933.

The following table summarizes the warrants outstanding as of June 30, 2007:

(Unaudited)	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	15,398,000	$0.15	$0
Transferred to options	-	-	-
Granted	-	-	-
Forfeited/Canceled (March 12, 2007)	15,398,000	$0.15	-
Exercised	-	-	-
Outstanding, June 30, 2007	-	$-	$0

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	Subsequent event

Pursuant to a private placement conducted in accordance with Regulation S of the Securities Act of 1933, as amended, the Company raised $3,276,507 through the issuance of 163,825,350 shares of common stock at $.02 per share.  The offering closed as of August 3, 2007.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended June 30, 2007 was $2,410,578, an increase of 14.97% as compared to $2,096,748 for the three months ended June 30, 2006. Revenue for the six months ended June 30, 2007 was $4,472,074, an increase of 16.68% as compared to $3,832,732 for the six months ended June 30, 2006. Revenues increased during the three and six months ended June 30, 2007 as compared with the three and six months ended June 30, 2006 as a result of an increase from 30 CNC MAZAK lathes in 2006 to 40 CNC MAZAK lathes in 2007, which significantly increased our production capacity. With continued efforts in implementing our business plan to expand market share through continuous marketing and advertisement, we were able to fully utilize the new production capacity with new orders and customers.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses and one-time expenses with respect to the first phase upgrade of the equipment at the manufacturing facility owned by our subsidiary American Metal Technology (Lang Fang) Co., Ltd., ("AMLF"), was approximately $285,926 for the three month period ended June 30, 2007, a net increase of $132,813, compared to $153,113 for the three month period ended June 30, 2006.

Total expenses, comprised mostly of general and administrative expenses and one-time expenses with respect to the first phase upgrade of the equipment at the manufacturing facility owned by our subsidiary AMLF was approximately $554,332 for the six month period ended June 30, 2007, a net increase of $270,696 compared to $283,636 for the six month period ended June 30, 2006.  The increase in operating expenses was mainly due to increased depreciation and amortization cost from the new MAZAK lathes we purchased in 2007 and an increase in our workforce to operate on the new machines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Interest Income and Expense

Net interest income for the three months ended June 30, 2007 was $655 as compared to net interest income of $667 for the three months ended June 30, 2006 and net interest income for the six months ended June 30, 2007 was $2,083 as compared to net interest expense of $957 for the six months ended June 30, 2006.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2007 was $(347) as compared to other income of $64 for the three months ended June 30, 2006 and other income (expense) for the six months ended June 30, 2007 was $(2,418) as compared to other income of $64 for the six months ended June 30, 2006.

Net Income

We had net income of $486,946 for the three months ended June 30, 2007 as compared to net income of $421,015 for the three months ended June 30, 2006. We had net income of $876,179 for the six months ended June 30, 2007 as compared to net income of $780,833 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $1,956,188 on June 30, 2007.  We met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings  and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China, and the issuance of shares of our common stock for cash.

During the three month and sixth month period ended June 30, 2007, we sold 13,890,300 shares of our common stock and received $277,806.  Since June 30, 2007, we sold 149,935,050 shares of our common stock, and received $2,998,701.  The proceeds of the offering were distributed as follows:  (i) $2,500,000 million was distributed to the Company's subsidiary company AMLF to engage in second phase construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $176,507 for general working capital.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of precision metal casting and electronic circuit boards manufactured in facilities located in the People’s Republic of China.

During the six month period ended June 30, 2007, we used $856,085 in operating activities, and raised $306,671 from financing activities.

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

Our Business

American Metal & Technology, Inc., through its wholly owned subsidiary American Metal Technology Group, a Nevada corporation (“AMTG”), and through AMTG’s subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. ("BJTY") and American Metal Technology (Lang Fang) Co., Ltd., ("AMLF"), primarily specializes in precision casting, machining, mold design and manufacturing in the People's Republic of China ("China"). We manufacture investment casting and machined products, including valves, pipe fittings, regulators, dispensers, machinery spare parts, marine hardware, water treatment parts, automotive and airplane accessories, and other equipment parts based upon blueprints supplied to us by our customers. We use a wide range of ferrous and non-ferrous materials such as stainless steel, carbon steel, low alloy steel and aluminum. Our factory is certified with ISO9001 and ISO14001 standards.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Pursuant to a private placement conducted in accordance with Regulation S of the Securities Act of 1933, as amended, the Company raised $3,276,507 through the issuance of 163,825,350 shares of common stock at $.02 per share.  The offering closed on August 3, 2007.  The proceeds of the offering were distributed as follows:  (i) $2,500,000 million was distributed to the Company’s subsidiary company AMLF to engage in second phase construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $176,507 for general working capital.

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

On May 20, 2007 to better reflect the nature of the Company pursuant to its acquisition of AMTG and the change in ownership, the shareholders owning a majority of the issued and outstanding shares approved by written consent to amend the Certificate of Incorporation to change the name of the corporation from Murray United Development Corp. to American Metal & Technology, Inc., effective as of June 1, 2007.

On June 28, 2007, the Company’s shareholders owning a majority of the issued and outstanding shares approved by written consent to amend the Certificate of Incorporation to increase the number of authorized common shares to 2,000,000,000.  The number of authorized shares of preferred stock remained at 100,000,000.

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

On August 10, 2007, the Company announced that it had closed upon the private placement of shares of common stock, raising $3,276,507 through the issuance of 163,825,350 shares of common stock at $.02 per share.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
Exhibit Number	Description

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

(1)	Filed January 9, 2007, the Company entered into an agreement to acquire 100% of American Metal Technology Group.

(2)	Filed May 29, 2007, the Company closed upon the agreement to acquire 100% of American Metal Technology Group.

(3)	Filed June 12, 2007, the Company amended its Filing of May 29, 2007.

(4)	Filed August 10, 2007, the Company announced the closing of a private placement of its shares of common stock

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: August 14, 2007	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer