Form 10QSB
period 2007-09-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2007-11-14
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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

Yes ☒ No ☐

1,560,374,357 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of November 12, 2007.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$6,470,280
Accounts receivable - net	544,981
Other receivable - customers	224,664
Other receivables	2,661
Advances to suppliers	453,674
Inventories	525,091

Total Current Assets	8,221,351

Property, Plant and Equipment, net	2,996,335

Intangible Assets, net	686,306

Total Assets	$11,903,992

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$425,258
Accrued liabilities and other payables	94,013
Amount due to related parties	352,491
Unearned revenue	57,776

Total Current Liabilities	929,538

Minority Interests	349,776

Commitments	-

Shareholders' Equity
Common stocks; $0.0001 par value, 2,000,000,000 shares authorized, 1,560,374,357 issued and outstanding	156,037
Additional paid in capital	4,884,219
Statutory reserve	992,869
Accumulated other comprehensive income	626,766
Retained earnings	3,964,787

Total Stockholders' Equity	10,624,678

Total Liabilities and Shareholders' Equity	$11,903,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three month periods ended		Nine month periods ended
	September 30		September 30
	2007	2006	2007	2006

Net sales	$2,738,896	$1,938,259	$7,210,970	$5,770,991
Cost of goods sold	(1,781,008)	(1,409,359)	(4,817,465)	(4,136,764)
Gross profit	957,888	528,900	2,393,505	1,634,227
Operating expenses
Selling expenses	(5,262)	(3,878)	(19,520)	(12,577)
Operating and administrative expenses	(391,833)	(137,509)	(936,545)	(412,445)
Total operating expenses	(397,095)	(141,387)	(956,065)	(425,022)
Income from operations	560,793	387,513	1,437,440	1,209,205
Other income (expense)
Interest income	5,408	662	7,490	1,619
Other income (expense)	-	202	(2,418)	266
			-	-
Total other income (expense)	5,408	864	5,072	1,885
Income before minority interest	566,201	388,377	1,442,512	1,211,090
Minority interests	(6,777)	19,263	(6,644)	61,142
Net income	572,978	369,114	1,449,156	1,149,948
Other comprehensive income
Foreign currency translation adjustment	170,380	82,415	362,752	102,525
Comprehensive income	$743,358	$451,529	$1,811,908	$1,252,473
Basic weighted average shares outstanding	1,408,049,007	1,128,842,167	1,201,845,316	1,128,842,167
Basic net earnings per share	$0.0004	$0.0003	$0.0012	$0.0010
Diluted weighted average shares outstanding	1,410,880,999	1,128,842,167	1,206,391,976	1,128,842,167
Diluted net earnings per share	$0.0004	$0.0003	$0.0012	$0.0010

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net income	$1,449,156	1,149,948
Adjustments to reconcile net income to
Net cash provided by operating activities:
Minority interest	(6,644)	61,142
Depreciation and amortization	218,104	163,877
(Increase)/decrease in assets:
Accounts receivable	392,902	(747,424)
Note receivable	(61,154)	(95,454)
Other receivables	56,679	71,073
Inventory	(26,379)	(60,948)
Advance to suppliers	218,005	706,176
Increase/(decrease) in liabilities:
Accounts payable	193,380	77,392
Other payable and accrued expenses	27,839	68,332
Unearned revenue	54,117	(743,576)

Net Cash Provided By Operating Activities	2,516,005	650,538

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,130)	(364,401)

Net Cash Used in Investing Activities	(2,130)	(364,401)

Cash flows from financing activities:
Cash received on stock issuance	3,275,562	119,860
Proceeds(Payments) from(to) loans	(234,339)	232,093

Net Cash Provided By Financing Activities	3,041,223	351,953

Effects of Exchange Rate Change in Cash	127,738	16,633

Net Increase in Cash and Cash Equivalents	5,682,836	654,723

Cash and Cash Equivalents-Beginning Balance	787,444	146,623

Cash and Cash Equivalents-Ending Balance	6,470,280	801,346

Supplement disclosure of cash flow information:
Income taxes paid	$4,638	$-
Interest expenses paid	$485	$-
Non Cash Transaction:
Numbers of Share Issued Due To Reorganization	274,160,734	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and description of business

On June 1, 2007, American Metal Technology, Inc. (“AMTI”,"We”,"Us”,"Our" or the "Company" ) formally changed its name from Murray United Development Corporation to American Metal Technology, Inc.

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

The Company entered into a Stock Purchase Agreement on November 6, 2006 (the "Agreement") with American Metal Technology Group, a Nevada corporation (“AMTG"), pursuant to which the Company acquired one hundred (100%) percent of AMTG's outstanding common stock from the AMTG Stockholders and AMTG became a wholly-owned subsidiary of the company in a two step reverse takeover transaction on May 22, 2007.  In connection with this transaction, the Company issued 1,213,295,563 shares to the stockholders and consultants of AMTG (1,142,388,273 shares to AMTG's former shareholders, including 20,000,000 shares of common stock issues to AMTG as investment upon completion of the due diligence period to the Agreement, and redistributed proportionally to AMTG's shareholders as of May 22, 2007, and 70,907,300 shares to AMTG's consultants).  These shares represent more than eighty five (85%) of the Company's issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company.  AMTG is now a wholly owned subsidiary of the Company.

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

The Company now through AMTG via its subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. and American Metal Technology (Lang Fang) Co., Ltd., is mainly in the business of manufacturing and sales of high-precision investment casting and metal fabrication products in the People's Republic of China ( "China" ). The Company's production involves high-precision investment casting and machined products, including valves, pipe fittings, etc.

AMTG was incorporated on January 13, 2004 under the laws of the state of Nevada. On June 1, 2004 , AMTG entered into an equity purchase agreement with Beijing Sande Technology (Holding) Co., Ltd. ( "BST" ) to acquire 80% ownership of Beijing Tong Yuan Heng Feng Technology Co., Ltd. ( "BJTY" ). As a result, AMTG issued 7,200 shares of his pre-split common stock to BST in exchange for 80% ownership of BJTY. On August 2, 2004, AMTG incorporated American Metal Technology (Lang Fang) Co., Ltd. ( "AMLF" ) in Hebei, China, for the purpose of expanding the production facility of BJTY. On August   8, 2004, AMTG and AMLF together entered into an equity purchase agreement with Beijing Sande Shang Mao Co., Ltd. (“BSS”) for the remaining 20% of BJTY. As a result, AMTG which issued 1,800 shares of pre-split common stock to BSS and AMLF becomes the owner of 20% shareholder of BJTY. AMTG later acquired the 20% ownership of BJTY from AMLF and owns 100% of BJTY. On November 12, 2004, AMTG effectuated a forward split of all the outstanding shares of common stock on a 1,000 for 1 basis. On November 2005, AMTG sold 5% of BJTY to an unrelated party for $240,000.

AMERICAN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2006. The results of the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.

Principal of consolidation

The consolidated financial statements of American Metal Technology, Inc. reflect the activities of the following subsidiaries:

American Metal & Technology, Inc. Subsidiaries		Percentage Of Ownership
American Metal Technology Group	U.S.	100%
American Metal Technology (Lang Fang) Co., Ltd.	P.R.C.	100%
Beijing Tong Yuan Heng Feng (Technology) Co., Ltd.	P.R.C.	95%

Due to common management and ownership, the consolidated financial statements have been presented as if the Agreement and Plan of Merger of the subsidiaries occurred as of December 31, 2006.  The consolidated financial statements generally reflect only the activities of BJTY and AMLF at its historical cost. Because Murray United Development Corporation’s financial statement is immaterial, no pro forma is presented.

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

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2007, cash and cash equivalent amounted to $6,470,280.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2007, the Company had net accounts receivable of $544,981, net of allowance of $111,328.

 Advances to suppliers

The Company advances to certain vendors for the purchase of material. As of September 30, 2007, the advances to suppliers amounted to $453,674.

AMERICAN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the nine months ended September 30, 2007 and September 30, 2006.

AMERICAN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Summary of significant accounting policies - continued

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of September 30, 2007 amounted to $57,776.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $ 626,766 as of September 30, 2007.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2007 and 2006, there was no significant book to tax differences.

Local PRC Income Tax

The Company is governed by the Income Tax Law of the PRC concerning subsidiaries located in PRC. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. However, according to the Provisional Regulations of the People's Republic of China on Income Tax, the Company’s operating subsidiaries in China have been approved to be exempt from income tax for the nine months ended September 30, 2007 and 2006.

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

AMERICAN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
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

AMERICAN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
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

3.	Other receivable - Customers

Other receivable – customers amounted to $224,664 as of September 30, 2007. The other receivable – customers are payments received from unrelated parties, unsecured, redeemable within 90 days, and interest free.

4.	Other receivable

Other receivable amounted to $2,661 as of September 30, 2007. The other receivables are all from unrelated parties, due on demand, and interest free.

5.	Inventories

Inventories consisted of the followings at September 30, 2007:
2007 (Unaudited)
Supplies and raw materials	$314,695
Work in process	129,430
Finished goods	80,966
Totals	$525,091

6.	Property, Plant and Equipment

Property, Plant and Equipment consist of the following at September 30, 2007:

2007 (Unaudited)
Building and improvements	$893,858
Vehicle	21,709
Machinery and equipments	2,661,157
Totals	3,576,724
Less: accumulated depreciation	580,389
$2,996,335

Depreciation expenses for the nine months ended September 30, 2007 and 2006 were $182,327, and $158,204, respectively.

AMERICAN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Intangible assets

The intangible assets comprised of following at September 30, 2007:

Unaudited
Land use right, net	$570,237
Permits, net	116,069

Total	$686,306

Land use right:

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $606,635. The land use right is for fifty years. The intangible assets consist of the followings as of September 30, 2007:

Unaudited
Intangible assets	$606,635
Less: accumulated amortization	36,398
$570,237

Permits:
American Metal Technology (Lang Fang) Co., Ltd. acquired various permits related to constructing the factory during the year ended 2004 for a total amount of $181,130. The permits are for ten years. The permits consist of the followings as of September 30, 2007:

2007 Unaudited
Permits	$181,130
Less: accumulated amortization	65,061
$116,069

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007 the Company expects these assets to be fully recoverable.

Total amortization expenses for the nine months ended September 30, 2007 and 2006 amounted to $35,777 and $5,673 respectively. Amortization expenses for next five years after September 30, 2007 are as follows:

1 year after September 30, 2007	$47,703
2 year after September 30, 2007	47,703
3 year after September 30, 2007	47,703
4 year after September 30, 2007	47,703
5 year after September 30, 2007	47,703
Total	$238,515

AMERICAN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Other payable and accrued expenses

Other payable and accrued expenses amounted to $94,013 as of September 30, 2007. Other payable and accrued expenses include taxes payables of $62,949, accrued welfare $3,136 and other accrued expenses $27,928.

9.	Due to related parties

Due to related parties amounted to $352,491 as of September 30, 2007. Due to related parties includes $351,891 due to an affiliate owned by the CEO of BJTY and AMLF and $600 due to a shareholder. Due to related parties payable are due on demand, interest free, and unsecured.

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus. The total statutory reserve, as of September 30, 2007, amounted to $661,913.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The total common welfare fund, as of September 30, 2007, amounted to $330,956.

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

Major customers and major vendors

One major customer accounted for 66% of the net revenue for the nine months ended September 30, 2007. The Company had no accounts receivable from the customers as of September 30, 2007.

One vendor provided 64% of the Company’s purchase of raw materials for the nine months ended September 30, 2007. The Company had $222,367 accounts payable to these vendors as of September 30, 2007.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

12.	Minority interest

The amounts of $349,776 as of September 30, 2007 which represent the 5% shareholder interest in BJTY.

AMERICAN METAL TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRAY UNITED DEVELOPMENT CORPORATION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Options and warrants

Stock Options

In April 2002 the Company issued options to purchase six million shares of common stock at $0.02 per share. The options were issued to an employee under non qualified option plan. Based on the Option Agreement stated, the options were expired on August 2007 due to termination of employment of the employee on May 2007. No options were issued during nine months ended September 30, 2007 and September 30, 2006. As of September 30, 2007, no options were outstanding. The following table summarizes the options outstanding as of September 30, 2007:
Unaudited	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	6,000,000	$0.02	$0
Reclassified from warrants	-	-	-
Granted	-	-	-
Forfeited/Canceled	6,000,000	0.02	-
Exercised	-	-	-
Outstanding, September 30, 2007	-	$-	$0

Following is a summary of the status of options outstanding at September 30, 2007: The weighted average remaining contractual life of options outstanding is 0 years as of September 30, 2007. The exercise prices for the options outstanding as of September 30, 2007 are as follows:

(Unaudited)

Outstanding Options			Exercisable Options

Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Exercise Price

$0	0	0	$0	0	$0

Warrants

As a result of the exercises and expiration of warrants, the Company has no Class A and Class B warrants as of September 30, 2007.  14,898,000 Class B warrants, and 500,000 underwriter's B warrants expired on March 12, 2007.  The Class B warrants are redeemable at any time at the option of the Company at a price of $0.0001 per warrant. Holders of the Class B warrants have certain rights with respect to the registration of those warrants under the Securities Act of 1933.

The following table summarizes the warrants outstanding as of September 30, 2007:

(Unaudited)	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	15,398,000	$0.15	$0
Transferred to options	-	-	-
Granted	-	-	-
Forfeited/Canceled (March 12, 2007)	15,398,000	$0.15	-
Exercised	-	-	-
Outstanding, September 30, 2007	-	$-	$0

The weighted average remaining contractual life of warrants outstanding is zero year as of  September 30, 2007.

14.	Private Placement

On August 3, 2007, the Company closed upon a private placement of its shares of common stock (the "Shares") pursuant to Regulation S of the Securities Act of 1933, as amended. The Shares were sold to non-U.S. investors at a price of two ($.02) cents per share. The net cash of the sale totaled an aggregate of three million two hundred seventy six thousand five hundred seven ($3,275,562) dollars, and one hundred sixty three million eight hundred twenty five thousand three hundred fifty (163,825,350) shares of common stock were issued.

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

RESULTS OF OPERATIONS

Revenue

Revenue for the three months ended September 30, 2007 was $2,738,896 an increase of 41.3% as compared to $1,938,259 for the three months ended September 30, 2006. Revenue for the nine months ended September 30, 2007 was $7,210,970 an increase of 24.95% as compared to $5,770,991 for the nine months ended September 30, 2006. Revenues increased during the three period as a result of income generated from  new customers in Europe and the United States.  Revenue increased for the three month and nine month period ended September 30, 2007 as compared with the three and nine months ended September 30, 2006 as a result of a income generated from new customers in Europe and in the United States, as well as an increase from 30 CNC MAZAK lathes in 2006 to 40 CNC MAZAK lathes in 2007, which significantly increased our production capacity. With continued efforts in implementing our business plan to expand market share through continuous marketing and advertisement, we were able to fully utilize the new production capacity with new orders and customers.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses was approximately $397,095 for the three month period ended September 30, 2007, a net increase of $255,708 compared to $141,387 for the three month period ended September 30, 2006.  Total expenses, comprised mostly of general and administrative expenses and one-time expenses with respect to the first phase upgrade of the equipment at the manufacturing facility owned by our subsidiary AMLF was approximately $956,065 for the nine month period ended September 30, 2007, a net increase of $531,043 compared to $425,022 for the nine month period ended September 30, 2006.

The increase in operating expenses for the three and nine month periods ended September 30, 2007 was mainly due to increased depreciation and amortization cost from the new MAZAK lathes we purchased in 2007 and an increase in our workforce to operate on the new machines.

Interest Income and Expense

Net interest income for the three months ended September 30, 2007 was $5,408 as compared to net interest income of $662 for the three months ended September 30, 2006 and net interest income for the nine months ended September 30, 2007 was $7,490 as compared to net interest expense of $1,619 for the nine months ended September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2007 was $0 as compared to other income of $202 for the three months ended September 30, 2006 and other income (expense) for the nine months ended September 30, 2007 was $(2,418) as compared to other income of $266 for the nine months ended September  30, 2006.

Net Income

We had net income of $572,978 for the three months ended September 30, 2007 as compared to net income of $369,114 for the three months ended September 30, 2006. We had net income of $1,449,156 for the nine months ended September 30, 2007 as compared to net income of $1,149,948 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $6,470,280 on September 30, 2007.  We met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings  and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China, and the issuance of shares of our common stock for cash.

During the three month ended September 30, 2007, the Company sold one hundred forty nine million nine hundred thirty five thousand and fifty (149,935,050) shares of common stock pursuant to a private offering conducted in accordance with Regulation S of the Securities Act of 1934, at two ($.02) cents per share.  The proceeds of the offering during the three months ended September 30, 2007 was two million nine hundred ninety eight thousand seven hundred and one ($2,998,701) dollars.  During the nine months ended September 30, 2007, the Company sold one hundred sixty three million eight hundred twenty five thousand three hundred fifty (163,825,350) shares of common stock (including the aforementioned one hundred forty nine million nine hundred thirty five thousand and fifty (149,935,050) shares of common stock sold during the three months ended September 30, 2007) pursuant to the same Regulation S private offering at two ($.02) cents per share for net cash of  three million two hundred seventy five thousand five hundred sixty two ($3,275,562) dollars.  The proceeds of the offering were distributed as follows:  (i) $2,500,000 million was distributed to the Company's subsidiary company AMLF to engage in second phase construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $175,562 for general working capital.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of precision metal casting and electronic circuit boards manufactured in facilities located in the People’s Republic of China.

During the nine month period ended September 30, 2007, we used $956,065 in operating activities, and net cash provided from financing activities was $3,041,223.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

PLAN OF OPERATION

ACQUISITION OF AMERICAN METAL TECHNOLOGY GROUP

As reported in the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2007, and amended by Form 8-K/A on June 12, 2007, on May 22, 2007, the Company closed upon the purchase of 100% of the issued and outstanding shares of American Metal Technology Group, a Nevada corporation (“AMTG”), pursuant to a Stock Purchase Agreement dated as of November 6, 2006 (the “Agreement”), as first disclosed in an 8-K filing on January 10, 2007. AMTG is now a wholly owned subsidiary of the Company.

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

Our Business

American Metal & Technology, Inc., through its wholly owned subsidiary American Metal Technology Group, a Nevada corporation (“AMTG”), and through AMTG’s subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. ("BJTY") and American Metal Technology (Lang Fang) Co., Ltd., ("AMLF"), primarily specializes in precision casting, machining, mold design and manufacturing in the People's Republic of China ("China"). We manufacture investment casting and machined products, including valves, pipe fittings, regulators, dispensers, machinery spare parts, marine hardware, water treatment parts, automotive and airplane accessories, and other equipment parts based upon blueprints supplied to us by our customers. We use a wide range of ferrous and non-ferrous materials such as stainless steel, carbon steel, low alloy steel and aluminum. Our factory is certified with ISO9001 and ISO14001 standards.  In 2006, the Company through its subsidiary BJTY expanded its business to the design and manufacturing of electronic circuit boards and motion controllers for home appliances such as washing machines.

Management believes there is significant room for expansion for AMTG and our subsidiaries in the metal casting, metal fabrication, and circuit board industry worldwide. We are in a multi-billion dollar metal casting industry. At least ninety percent of all manufactured goods contain one or more cast metal components. Metal castings components are integral in the U.S. transportation, energy, aerospace, manufacturing, and national defense.  Management believes that the Company can satisfy its current cash requirements based upon sales of its investment castings, machined products, and circuit boards, and does not believe that the Company will have to raise additional funds in the next twelve months, although there can be no assurance that our current income from sale of such goods will continue.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and the with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a private placement conducted in accordance with Regulation S of the Securities Act of 1933, as amended, the net cash received by the Company was $3,275,562 through the issuance of 163,825,350 shares of common stock at $.02 per share.  The offering closed on August 3, 2007.  The net cash of the offering were distributed as follows:  (i) $2,500,000 million was distributed to the Company’s subsidiary company AMLF to engage in second phase construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $175,562 for general working capital.

Item 3. Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders  - None.

Item 5. Other Information:

The Company announced in a Current Report on Form 8-K on August 10, 2007, that it had closed upon the private placement of shares of common stock, raising net cash of $3,275,562 through the issuance of 163,825,350 shares of common stock at $.02 per share.

The Company filed a registration statement on Form SB-2 , which became effective on November 2, 2007, registering 426,104,020 shares of common stock.  The shares of common stock registered were shares previously issued, including a portion of the shares issued pursuant to the Regulation S private placement which closed on August 10, 2007.  The Company will not receive any proceeds from the Selling Shareholders.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

(1)	Filed August 10, 2007, the Company announced the closing of a private placement of its shares of common stock
(2)
Filed August 21, 2007, the Company attached an Investor Fact Sheet, dated August 2007, which the Company intends to utilize to provide general information with respect to the Company and the industry in which it operates; together with certain financial information as previously reported in the Company’s filings with the United States Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer