Form 10QSB/A
period 2007-06-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2008-02-11
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB /A

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

Yes ☒ No ☐

10,402,496 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of February 8, 2008 .

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

The Company entered into a Stock Purchase Agreement on November 6, 2006 (the "Agreement") with American Metal Technology Group, a Nevada corporation (AMTG"), pursuant to which the Company acquired one hundred (100%) percent of AMTG's outstanding common stock from the AMTG Stockholders and AMTG became a wholly-owned subsidiary of the company in a two step reverse takeover transaction on May 22, 2007.  In connection with this transaction, the Company issued 1,213,295,563 shares to the former stockholders and consultants of AMTG (1,142,388,273 shares to AMTG's former shareholders, including 20,000,000 shares of common stock issues to AMTG as investment upon completion of the due diligence period to the Agreement, and redistributed proportionally to AMTG's shareholders as of  May 22, 2007, and 70,907,300 shares to AMTG's consultants).  These shares represent more than eighty five (85%) of the Company's issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company.  AMTG is now a wholly owned subsidiary of the Company.

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

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2007, the Company had accounts receivable of $1,653,879. The Companys management has determined that there is no need of an allowance for bad debts as of June 30, 2007.

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

Local PRC Income Tax

The Company is governed by the Income Tax Law of the PRC concerning subsidiaries located in PRC. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. However, according to the Provisional Regulations of the People's Republic of China on Income Tax, the Companys operating subsidiaries in China have been approved to be exempt from income tax for the six months ended June 30, 2007 and 2006.

If the Company had not been exempt from paying income taxes during the six months ended June 30, 2007 and 2006, income tax expense would have been approximately $289,183 and $271,495, respectively, and earnings per share would have been reduced by  $0.0002 and $0.0002, respectively.

The Company does not have any significant deferred tax asset or liabilities in the PRC tax jurisdiction.

Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law will replace the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

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

Recent accounting pronouncements

In September 2006, FASB issued SFAS 157 Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plansan amendment of FASB Statements No. 87, 88, 106, and 132(R) This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employers fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

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

Land use right:

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a land use right (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

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

11.	Current vulnerability due to certain concentrations

BJTY and AMLFs operations are all carried out in the PRC. Accordingly, the Companys business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Companys operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Major customers and major vendors

Two major customers accounted for 76% of the net revenue for the six months ended June 30, 2007 with each customer individually accounting for about 66% and 10%. The Company had approximately $686,073 accounts receivable from the customers as of June 30, 2007.

Two vendors provided 76% of the Companys purchase of raw materials for the six months ended June 30, 2007 with each vendor individually accounting for about 63% and 13%. The Company had $123,715 accounts payable to these vendors as of June 30, 2007.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $1,956,188 on June 30, 2007.  We met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings  and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the Peoples Republic of China, and the issuance of shares of our common stock for cash.

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

Ultimately, our success is dependent upon our ability to generate revenues from the sale of precision metal casting and electronic circuit boards manufactured in facilities located in the Peoples Republic of China.

During the six month period ended June 30, 2007, we used $856,085 in operating activities, and raised $306,671 from financing activities.

PLAN OF OPERATION

ACQUISITION OF AMERICAN METAL TECHNOLOGY GROUP

As reported in the Companys Current Report on Form 8-K filed with the SEC on May 29, 2007, and amended on Form 8-K/A on June 12, 2007, on May 22, 2007, the Company closed upon the purchase of 100% of the issued and outstanding shares of American Metal Technology Group, a Nevada corporation (AMTG), pursuant to a Stock Purchase Agreement dated as of November 6, 2006 (the Agreement), as first disclosed in an 8-K filing on January 10, 2007. AMTG is now a wholly owned subsidiary of the Company.

Simultaneously with the closing of the Agreement, the Company transferred all of its assets owned immediately prior to the closing, including, but not limited to, the Klenz-Safe Cleaning Solution, the Hydrogen Production Technology and the Rotorcam Engine, and all liabilities associated with such assets, together with 10,000,000 shares of common stock, to Anthony Campo in consideration for the cancellation of indebtedness to him. Accordingly, immediately following the close of the Agreement, the Companys sole asset is 100% of the issued and outstanding shares of AMTG.

Our Business

American Metal & Technology, Inc., through its wholly owned subsidiary American Metal Technology Group, a Nevada corporation (AMTG), and through AMTGs subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. ("BJTY") and American Metal Technology (Lang Fang) Co., Ltd., ("AMLF"), primarily specializes in precision casting, machining, mold design and manufacturing in the People's Republic of China ("China"). We manufacture investment casting and machined products, including valves, pipe fittings, regulators, dispensers, machinery spare parts, marine hardware, water treatment parts, automotive and airplane accessories, and other equipment parts based upon blueprints supplied to us by our customers. We use a wide range of ferrous and non-ferrous materials such as stainless steel, carbon steel, low alloy steel and aluminum. Our factory is certified with ISO9001 and ISO14001 standards.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and the with the participation of the Companys management, including the Companys Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Companys controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Companys Chief Executive Officer and its Chief Financial Officer concluded that the Companys disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 22, 2007, pursuant to the terms of the Stock Purchase Agreement dated as of November 6, 2006 (the Agreement) with American Metal Technology Group, a Nevada corporation (AMTG), as reported on Form 8-K filed on January 10, 2007, the Company issued 1,213,295,563 shares to the stockholders and consultants of AMTG (1,142,388,273 shares to AMTGs former shareholders, including 20,000,000 shares of common stock issued to AMTG as investment upon completion of the due diligence period pursuant to the Agreement, and redistributed proportionally to AMTGs shareholder on May 22, 2007, and 70,907,300 shares to AMTGs consultants). These shares represent more than eighty five (85%) of the Companys issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company. AMTG is now a wholly owned subsidiary of the Company. The shares issued were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 for U.S. investors, or pursuant to Regulation S for all non-U.S. investors, and are therefore "restricted" securities. Such shares may not therefore be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

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

Pursuant to a private placement conducted in accordance with Regulation S of the Securities Act of 1933, as amended, the Company raised $3,276,507 through the issuance of 163,825,350 shares of common stock at $.02 per share.  The offering closed on August 3, 2007.  The proceeds of the offering were distributed as follows:  (i) $2,500,000 million was distributed to the Companys subsidiary company AMLF to engage in second phase construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $176,507 for general working capital.

Item 3. Defaults upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 2, 2007, pursuant to the terms of Stock Purchase Agreement dated as of November 6, 2006 (the Agreement) by and among the Company, American Metal Technology Group, a Nevada corporation (AMTG),and the shareholders of AMTG, the Companys shareholders owning a majority of the issued and outstanding shares approved by written consent to amend the Certificate of Incorporation to increase the number of authorized common shares to 1,500,000,000 and the number of preferred shares to 100,000,000.

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

On June 28, 2007, the Companys shareholders owning a majority of the issued and outstanding shares approved by written consent to amend the Certificate of Incorporation to increase the number of authorized common shares to 2,000,000,000.  The number of authorized shares of preferred stock remained at 100,000,000.

Item 5. Other Information:

The Company entered into a Stock Purchase Agreement dated as of November 6, 2006 (the Agreement) with American Metal Technology Group, a Nevada corporation (AMTG), pursuant to which the Company acquired 100 % of AMTGs outstanding common stock from AMTGs shareholders (the Sellers), AMTG became a wholly-owned subsidiary of the Company in a two step reverse takeover transaction on May 22, 2007.

In connection with this transaction, in February 2007 AMTG advanced to the Company $35,000 for the reimbursement of certain expenses incurred by the Company.

On May 21, 2007, AMTG advanced to the Company an additional $15,000 for the reimbursement of certain expenses incurred by the Company pursuant to the terms of the Agreement.

On May 22, 2007 the Agreement closed with respect to the purchase of American Metal Technology Group. Pursuant to the terms of the Agreement, more than eighty five (85%) of the Companys issued and outstanding shares of voting capital stock on a fully diluted basis were issued to the shareholders and consultants of AMTG, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company. AMTG is now a wholly owned subsidiary of the Company. The closing of the Agreement was reported on a Form 8-K filed by the Company on May 29, 2007, as amended on Form 8-K/A June 12, 2007.

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

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: February 8, 2008	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer