Form 10QSB/A
period 2007-09-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2008-02-11
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB /A
Amendment No. 1

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
FORM 10-QSB /A

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

On June 1, 2007, American Metal Technology, Inc. (AMTI,"We,"Us,"Our" or the "Company" ) formally changed its name from Murray United Development Corporation to American Metal Technology, Inc.

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

The Company entered into a Stock Purchase Agreement on November 6, 2006 (the "Agreement") with American Metal Technology Group, a Nevada corporation (“AMTG"), pursuant to which the Company acquired one hundred (100%) percent of AMTG's outstanding common stock from the AMTG Stockholders and AMTG became a wholly-owned subsidiary of the company in a two step reverse takeover transaction on May 22, 2007.  In connection with this transaction, and in addition to the 173,253,434 shares of common stock outstanding immediately prior to closing, the Company issued 1,213,295,563 shares to the stockholders and consultants of AMTG (1,142,388,273 shares to AMTG's former shareholders, including 20,000,000 shares of common stock issues to AMTG as investment upon completion of the due diligence period to the Agreement, and redistributed proportionally to AMTG's shareholders as of May 22, 2007, and 70,907,300 shares to AMTG's consultants).  These shares represent more than eighty five (85%) of the Company's issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company.  In addition, as a condition of the closing of the Agreement, the Company issued an additional 10,000,000 shares of common stock to a former officer and director of the Company in connection with the cancellation of all indebtedness to him, and his assumption of all liabilities and the assignment all assets of the Company immediately prior to closing.   AMTG is now a wholly owned subsidiary of the Company.

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

AMTG was incorporated on January 13, 2004 under the laws of the state of Nevada. On June 1, 2004 , AMTG entered into an equity purchase agreement with Beijing Sande Technology (Holding) Co., Ltd. ( "BST" ) to acquire 80% ownership of Beijing Tong Yuan Heng Feng Technology Co., Ltd. ( "BJTY" ). As a result, AMTG issued 7,200 shares of his pre-split common stock to BST in exchange for 80% ownership of BJTY. On August 2, 2004, AMTG incorporated American Metal Technology (Lang Fang) Co., Ltd. ( "AMLF" ) in Hebei, China, for the purpose of expanding the production facility of BJTY. On August   8, 2004, AMTG and AMLF together entered into an equity purchase agreement with Beijing Sande Shang Mao Co., Ltd. (BSS) for the remaining 20% of BJTY. As a result, AMTG which issued 1,800 shares of pre-split common stock to BSS and AMLF becomes the owner of 20% shareholder of BJTY. AMTG later acquired the 20% ownership of BJTY from AMLF and owns 100% of BJTY. On November 12, 2004, AMTG effectuated a forward split of all the outstanding shares of common stock on a 1,000 for 1 basis. On November 2005, AMTG sold 5% of BJTY to an unrelated party for $240,000.

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

The consolidated financial statements generally reflect only the activities of BJTY and AMLF at its historical cost. Because Murray United Development Corporations financial statement is immaterial, no pro forma is presented.

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

Other receivable customers amounted to $224,664 as of September 30, 2007. The other receivable customers are payments received from unrelated parties, unsecured, redeemable within 90 days, and interest free.

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

One vendor provided 64% of the Companys purchase of raw materials for the nine months ended September 30, 2007. The Company had $222,367 accounts payable to these vendors as of September 30, 2007.

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

Statements in this Form 10-QSB /A that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2 "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements in this Form10QSB describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company's critical accounting policies and estimates are those related to revenue recognition, allowance for doubtful accounts, inventory valuation, impairment of long-lived assets, foreign currency translation and income taxes. Management considers these critical policies because they are both important to the portrayal of the Company's financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company's senior management has reviewed these critical accounting policies and related disclosures with the Company's Board of Directors.

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

Allowance for doubtful accounts

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2007, the Company had net accounts receivable of $544,981, net of an allowance of $111,328.

Inventory valuation

Inventories are valued at the lower of cost or market value using weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.

Impairment of long-lived assets

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

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared with three months ended September 30, 2006

Revenue

Revenue for the three months ended September 30, 2007 was $2,738,896 an increase of 41.3% as compared to $1,938,259 for the three months ended September 30, 2006. The increase in revenue during the three month period was a result of income generated from  new customers in Europe and the United States.   Gross profit margin for the three months ended September 30, 2007 was 34.9% compared to 27.3% for the same period in 2006.  The increase was mainly due to effective management to lower product defects. With continued efforts in implementing our business plan to expand market share through continuous marketing and advertisement, we were able to fully utilize the new production capacity with new orders and customers.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses was approximately $397,095 for the three month period ended September 30, 2007, a net increase of $255,708 compared to $141,387 for the three month period ended September 30, 2006.

The increase in operating expenses for the three month period ended September 30, 2007 was mainly due to increased depreciation and amortization cost from the new MAZAK lathes we purchased in 2007 and an increase in our workforce to operate on the new machines.

Interest Income and Expense

Net interest income for the three months ended September 30, 2007 was $5,408 as compared to net interest income of $662 for the three months ended September 30, 2006. The increase was mainly due to an increase in cash provided by financing activities.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2007 was $0 as compared to other income of $202 for the three months ended September 30, 2006 .

Net Income

We had net income of $572,978 for the three months ended September 30, 2007 a 55.2% increase as compared to net income of $369,114 for the three months ended September 30, 2006. The increase was mainly due to an increase in revenue by 41.3% as compared to the same period in 2006, and an increase in gross profit margin which increased 7.6% as compared to the same period in 2006.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

Revenue

Revenue for the nine months ended September 30, 2007 was $7,210,970, an increase of 24.95% as compared to $5,770,991 for the nine months ended September 30, 2006. Revenue increased for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 as a result of an increase from 30 CNC MAZAK lathes in 2006 to 40 CNC MAZAK lathes in 2007. Gross profit margin for the three months ended September 30, 2007 was 33.1% compared to 28.3% for the same period in 2006.  The increase was mainly due to effective management to lower product defects.

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

The increase in operating expenses for the nine months period ended September 30, 2007 was mainly due to increased depreciation and amortization cost from the new MAZAK lathes we purchased in 2007.

Interest Income and Expense

Net interest income for the nine months ended September 30, 2007 was $7,490 as compared to net interest expense of $1,619 for the nine months ended September 30, 2006.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2007 was $(2,418) as compared to other income of $266 for the nine months ended September  30, 2006.

Net Income

We had net income of $1,449,156 for the nine months ended September 30, 2007 an increase of 26% as compared to net income of $1,149,948 for the nine months ended September 30, 2006. The increase was mainly due to an increase in revenue which increased 24.95% compared with the same period in 2006, and an increase in gross profit margin which increased 4.8% compared with the same period in 2006.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources

Due to the  market demand for our products, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. We met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings  and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China, and the issuance of shares of our common stock for cash. Cash balance amounted to $6.47 million and $0.79 million as of September 30, 2007 and December 31, 2006, respectively.

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2007 was $2.5 million compared to $0.65 million provided in the same period of 2006. This change was mainly due to the combination  of new customers in the United States and Europe effective management to lower product defects.

Our net income for the nine months ended September 30, 2007 was $1.45 million, an increase of $299,208 million compared to $1.15 million in the same period of 2006. Accounts receivable for the nine months ended September 30, 2007 was $392,902 compared to $(747,424) in the same period of 2006.

Investing activities

Net cash used by investing activities was $(2,130) for the nine months ended September 30, 2007 compared to $(364,401) used in the same period of 2006.

Financing activities

Net cash provided by financing activities was $3.04 million for the nine months ended September 30, 2007 compared to $0.12 million in the same period of 2006. The increase  was primarily a result of the sale of  149,935,050 shares of common stock pursuant to a private offering conducted in accordance with Regulation S of the Securities Act of 1934, $.02 per share.  The proceeds of the offering during the three months ended September 30, 2007 was $2,998,701.  During the nine months ended September 30, 2007, the Company sold 163,825,350 shares of common stock (including the aforementioned 149,935,050 shares of common stock sold during the three months ended September 30, 2007) pursuant to the same Regulation S private offering at $.02 cents per share for net cash of   $3,275,562.  The proceeds of the offering were distributed as follows:  (i) $2,500,000 was distributed to the Company's subsidiary company AMLF to engage in second phase construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $175,562 for general working capital.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal controls or in other factors that could affect these controls subsequent to the Evaluation Date.

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

(B) Reports on Form 8-K

(1)	Filed August 10, 2007, the Company announced the closing of a private placement of its shares of common stock
(2)
Filed August 21, 2007, the Company attached an Investor Fact Sheet, dated August 2007, which the Company intends to utilize to provide general information with respect to the Company and the industry in which it operates; together with certain financial information as previously reported in the Companys filings with the United States Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: February 8, 2008	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer