Form 10KSB
period 2007-12-31
AMERICAN METAL & TECHNOLOGY, INC.
filed 2008-03-31
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________

Commission File Number 033-19048-NY

AMERICAN METAL & TECHNOLOGY, INC.

(Name of Small Business Issuer)

MURRAY UNITED DEVELOPMENT CORP.

(Former name of registrant, as provided on last annual report)

Delaware	22-2856171
(State of incorporation or organization)	(I.R.S. employer identification no.)

633 W. 5th Street, 28th Floor Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:       (213) 223-2321

Securities registered under Section 12(b) of the Exchange Act:       NONE

Securities registered under Section 12(g) of the Exchange Act:       NONE

Check if the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive information or proxy statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the Issuer is a shell company as defined in Rule 12-b-2 of the Exchange Act.

Yes ☐ No ☒

The Issuer’s revenues during its fiscal year ended December 31, 2007 were $10,656,958.

As of March 21, 2008, the aggregate market value of the registrant's Common Stock held by non affiliates of the Issuer as computed by reference to the closing price of such stock on such date was approximately $38,486,942

As of March 21, 2008, 10,402,687 shares of the Issuer's Common Stock were outstanding. The issuer has no outstanding convertible securities

Transitional Small Business Disclosure Format:

Yes   ☐   No  ☒

Documents incorporated by Reference:  NONE

PART I

DISCLOSURE OF FORWARD-LOOKING STATEMENTS

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

ITEM 1.  DESCRIPTION OF BUSINESS

Our Business

American Metal & Technology, Inc., through its wholly owned subsidiary American Metal Technology Group, a Nevada corporation (“AMTG”), and through AMTG’s subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. ("BJTY") and American Metal Technology (Lang Fang) Co., Ltd., ("AMLF"), primarily specializes in precision casting, machining, mold design and manufacturing in the People's Republic of China ("China"). We manufacture investment casting and machined products, including valves, pipe fittings, regulators, dispensers, machinery spare parts, marine hardware, water treatment parts, automotive and airplane accessories, electronic circuit board for home appliances and motion controllers, and other equipment parts based upon blueprints supplied to us by our customers. We use a wide range of ferrous and non-ferrous materials such as stainless steel, carbon steel, low alloy steel and aluminum. Our factory is certified with ISO9001 and ISO14001 standards.

Beijing Tong Yuan Heng Feng Technology Co., Ltd. ("BJTY") was incorporated on December 11, 2001 with its principal place of business in Beijing, China. Since its organization, BJTY has been a manufacturer of precision metal parts for original equipment manufacturers ("OEMs").

American Metal Technology (Lang Fang) Co., Ltd., ("AMLF") was incorporated as a wholly owned subsidiary by AMTG on August 2, 2004 in Lang Fang city, Hebei, China. AMLF was formed to expand the production and operation of BJTY. Following the incorporation, AMLF had purchased the rights to use a total area of 30,291.3 square meters (approximately 326,053 square foot) of land from the Chinese government. The land is located at east side of Meison Street and north of Lang Fang development zone garden in Lang Fang, Hebei, China. The term of the land-use-rights is fifty (50) years from September 1, 2004 to September 1, 2054. The land is semi-developed in terms of readied access to supplies of water, electricity, heat, natural gas and internet connections. AMLF has completed its construction of a two story manufacturing plant with a total occupational space of 5,000 square meters (53,819 square foot).

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Our Business - continued

We own and operate 56 Mazak CNC lathes, 4 machining centers with 4 axis, and 20 other machines, including CNC milling machine, laser sculptor, in-center grinding, with 2D Video Measurement, ultrasonic cleaning line and other high technology functions. CNC Lathes are manufactured by Yamazaki Mazak Corporation (Japan), a machine tool maker in Japan, which is a global manufacturer of CNC machine tools with operations in Japan, the US, England, and Singapore. We are able to manufacture parts between 0.003 - 35 kg in weight, +/- 1° of normal angle tolerance up to +/-0.5° of special angle tolerance and Ra1.6 - Ra 3.2° in surface roughness.

We have a dedicated management team with over fifty years of combined experience in the casting and metal fabrication industries. We have two hundred ninety-five (295) full time employees.

We manufacture our products through a process called "Investment Casting Process", also called the "lost wax process" and through a process called "CNC Machining Process".

Overview of our Investment Casting Process

Investment casting, often called lost wax casting, is regarded as a precision casting process to fabricate near-net-shaped metal parts that could readily be put into their final form. The investment process can be performed from a variety of metal alloys such as stainless steels, carbon alloy steels, tool alloys, monel alloys, hastelly c alloys, nickel base alloys, cobalt base alloys, aluminum alloys and brass alloys. Although its history lies to a great extent in the production of art items such as statues, jewelry and etc., the most common use of investment casting in more recent history has been the production of components requiring complex, often thin-wall castings. Our investment casting process begins with the injection of high temperature melted wax into a ceramic shell mold to form a pattern. The formed pattern is based on customer's technical drawing and is within the same basic geometrical shape and dimension as the finished metal cast part. Because the pattern is made of wax, it can be melted away very easily. Once a wax pattern is produced, we then dip the pattern in a mixture of ceramic slurry. This would result in the pattern covered with sand stucco. We then allow it to dry. The dipping and stuccoing process is repeated until a shell of 6 to 8 mm (1/4 to 3/8 in) is formed.

Once the ceramic has dried, we would place the entire assembly in a steam autoclave to remove most of the wax. A steam autoclave is a piece of equipment that can produce pressurized high temperature steam in a closed chamber for melting wax. After autoclaving, the remaining amount of wax that soaked into the ceramic shell is burned out in a furnace. At this point, all of the residual wax pattern and material is removed, and the ceramic mold remains. Next, we would preheat the mold to a specific temperature and fill it with molten metal, creating the metal casting. Then, we will allow the metal casting to cool down. Once the metal casting has cooled and set, we'll remove the mold shell from the casting. At this point, the investment metal casting process is completed. The last step is to conduct qualification check and other tests, such as leakage inspections according to customer specification. Depending on the specific design requirements, we may need to perform CNC machining to bring the castings to their precise final form.

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Our Business - continued

Overview of our CNC Machining Process

CNC stands for computer numerical control. CNC Machining is the process by which material is removed from a work-piece with Computer Numerical Control ("CNC") equipment that cuts away unwanted material. The CNC machining process is a versatile system that allows us to control the motion of tools and parts through computer programs that use numeric data. Machining is possible on virtually any material. Parts are machined directly from our 3D CAD models. 3D CAD (computer-aided design) refers to the use of computer systems to design detailed three-dimensional models of physical objects, such as mechanical parts, buildings, and molecules.

The CNC machines in our facilities include machining centers (mills) and turning centers (lathes). A CNC machining center is a numerically controlled computer mill that cuts metal with a multiple-tooth cutting tool called a milling cutter. The work-piece is fastened to the milling machine table and is fed against the revolving milling cutter. The work-piece can be fed to the milling cutter either horizontally or vertically. The milling cutters can have cutting teeth on the edge or sides or both. The cutting teeth can be straight or spiral. CNC turning center is a computer numerically controlled lathe with the capability to hold a number of cutting tools. The CNC turning center is designed to remove metal by moving cutting tools against a rotating work-piece. The work-piece is rotated around its axis and a cutting tool is fed parallel to the axis to create a cylinder or at right angles to the axis to create a face. The rotating work-piece can be either parallel or vertical to the floor.

Industry

Everyday tasks such as dialing on the telephone, turning on a light, starting an automobile, or using a computer would not be possible without metal casting components. Telephone equipment parts, the steel plate in light switches, automobile starters and many other automobile parts, metal hinges on desktop computers, or door handles, knots and taps, dispensers and regulators etc., are all made by using the investment casting process. The metal casting industry has been integral to the U.S. economic growth and has helped the U.S. to become the world benchmark in fields such as manufacturing, science, medicine, and aerospace. Nearly all manufactured goods and capital equipments contain one or more of the cast components or rely on casting components for their manufacture. The metal casting industry produces both simple and complex components of unlimited variety, whether they are produced once as a prototype or thousands of times for use in a manufactured product. In addition to producing components of larger products, foundries may also do machining, assembling, and coating of the castings. Major end-use applications for castings include automobiles and trucks, farm and construction equipment, railroads, pipes and fittings, valves, and engines.

The basic metals casting process consists of pouring or injecting molten metal into a mold or a die containing a cavity of the desired shape. The most commonly used method for small and medium-sized castings is green sand molding, accounting for approximately 60 percent of castings produced. Other methods, accounting for approximately 40 percent, include die casting, shell molding, permanent molding, investment casting, lost foam casting, and squeeze casting.

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Our Business - continued

Markets for metal castings are increasingly competitive and casting customers are placing greater emphasis on high-quality, competitively priced castings. There is increasing demand for lighter-weight, high-strength ferrous and nonferrous cast metal components and castings that meet demanding design specifications. Casting processes must continually evolve and improve to remain competitive in today's marketplace.

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

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Competition

The metal casting industry is highly competitive in China.

In 2003, there were approximately 12,000 metal foundries and metal casting manufacturers in China. We also compete with many international companies. There are an estimated 2,950 metal casting companies in the United States as of year 2002. An example of one of our Chinese competitors is Beijing Hithertop Precision Casting Co., Ltd. ("Hithertop"), with $14.5 million in sales,. Hithertop is a privately owned high-tech export-oriented metal casting manufacturer. It occupies a total plant area of 53,000m2. Hithertop is located in South-east suburb of Beijing, 35km southeast off the Beijing International Airport and 75km northwest of Tianjin International Seaport. Other than competing on the same geographical area in the city of Beijing, Hithertop is competing with our metal casting parts in the Food and Beverage industry as well as metal casting components in other industries.

An example of one of our foreign competitors is Timken Company ("Timken") a U.S based Corporation, which is a leading global manufacturer of engineered metal parts and a provider of related products and services with operations in 27 countries. The company reported gross revenue of $5.2 billion in 2007 and employed approximately 27,000 at year-end. Timken has been competing with us in China through its subsidiaries in Yantai and Wuxi, China. As a result, our competitive advantage on low labor cost structure in China over foreign competitors may be significantly diminished by Timken's presence in Yantai, and Wuxi. Timken also have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those we possess. A majority of the customer orders we receive so far are for dispenser, regulators and similar food and beverage equipment parts.

We also compete with other beverage equipment dispensing companies worldwide. An example of one of our foreign competitors is Lancer Corporation, which designs, engineers, manufactures and markets fountain soft drink, beer and citrus beverage dispensing systems, and other equipment for use in the foodservice and beverage industry. Lancer is a vertically integrated manufacturer, employing approximately 1,500 associates in the United States, Mexico, Australia, New Zealand, and Far East, Western Europe and Russia. Lancer competes its products in China via Lancer Hong Kong, and its authorized distributors in Shanghai, China. The Company reported sales of $124.2 million in fiscal year 2004 and a net income of $10.1 million. Some of Lancer's production lines are similar to products we have been manufacturing for our customers. Lancer offer more variety in its production line and have far greater financial and other resource, such as marketing and distribution, available to them.

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Competition - continued

An example of one of our local competitor is Rising Instrument Co., Ltd, which specializes in designing, researching, processing, manufacturing and selling all kinds of pressure gauge, thermometer etc. Rising Instrument is located in Ningbo, China. Their products include gas regulators and other equipment parts that are used to control liquid pressure in dispensing systems. Rising is in the same geographically and economic environment as we do and also enjoys the same low labor cost. Rising competes with us in terms of gas regulators and offers more variety than we do.

Environmental Matters

China adopted its Environmental Protection Law in 1989, and the State Council and the State Environmental Protection Agency promulgate regulations as required from time to time. The Environmental Protection Law addresses issues relating to environmental quality, waste disposal and emissions, including air, water and noise emissions. Environmental regulations have not had a material impact on our results of operations. Our current production does not produce waste that requires to be delivered to a waste disposal site approved by the local government. We have not incurred any related cost. However, we expect that environmental standards and their enforcement in China will, as in many other countries, become more stringent over time, especially as technical advances make achievement of higher standards more feasible. We believe we are in compliance of this regulation and are not subject to enforcement of these rules.

Seasonality

Our business is not affected by seasonality.

Employees and Consultants

We currently have 295 full time employees.

In March 2008, we engaged CCG Investor Relations, Inc. (“CCG”) to provide us investor relations and public relations services.  We entered into a one year agreement with CCG, and agreed to provide compensation of $7,000 per month, together with a warrant to purchase 50,000 shares of our common stock, at a price of $5.00 per share.

Penny Stock

If the trading price of our Common Stock remains below $5.00 per share, trading in our securities may be subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery prior to any transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor individually or with their spouse, who has a net worth exceeding $1,000,000 or annual income, individually exceeding $200,000 or, with their spouse, exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit its market price and liquidity.

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Penny Stock - continued

Notwithstanding the foregoing, the Company, as first announced in a press release dated December 6, 2007, has applied for listing upon the NASDAQ Capital Market.  If we are approved for listing upon the NASDAQ Capital Market, the rules with respect to Penny Stocks shall no longer apply to our securities.

REPORTS TO SECURITY HOLDERS

We have not in the past provided an annual report to our shareholders and do not intend to do so.  However, if we are approved for listing upon the NASDAQ Capital Market, and in accordance with the applicable rules for listed companies, we shall commence providing to our shareholders an annual report. We are subject to the disclosure rules of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to smaller reporting companies and are therefore required to file a Form 10-KSB annually and Forms 10-QSB quarterly. In addition, we are required to file Forms 8-K and other information statements from time to time as required.

The public may read and copy any materials we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street N.E. Washington, D.C. 20549  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov). That contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC.

ITEM 2.  PROPERTIES

There is no private ownership of land in the People’s Republic of China.  All land ownership is held by the Chinese government, its agencies and collectives. Land use rights can be obtained from the government, and are typically renewable.

In 2004, our subsidiary, American Metal Technology (Lang Fang) Co., Ltd. acquired land use right for fifty years to 30,291 square meters of land in Langfang, China.   The land is located at east side of Meison Street and north of Lang Fang development zone garden in Lang Fang, Hebei, China. The term of the land-use-rights is fifty (50) years commencing on September 1, 2004 and ending on September 1, 2054.  This land is also utilized by our other subsidiary Beijing Tong Yuan Heng Feng Technology Co., Ltd.  The subsidiaries operate in a 53,819 square foot manufacturing plant with monthly output capacity of 1,000,000 parts.

ITEM 2.  PROPERTIES - continued

On February 5, 2008,we announced in a press release our intention to expand the foregoing facility.  We will invest an estimated $3 million in the new development which  will include two buildings totaling 10,900 square meters. The first structure will be a 6,600 square meter factory building that will entail a 4,500 square meter metal casting shop, a 1,000 square meter electronic shop, a 500 square meter mould shop, and a 600 square meter inventory and assorted sets shop. The second building will be a 4,300 square meter staff dormitory that will accommodate 600 staff members. All of the manufacturing facilities are ISO 9001 certified.  This expansion will increase by 50% our annual capacity for casting products from 2,400 tons to 3,600 tons, and enhance the capabilities for the development and manufacturing of circuit board solutions.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2007, pursuant to the terms of Stock Purchase Agreement dated as of November 6, 2006 (the Agreement) by and among the Company, American Metal Technology Group, a Nevada corporation (AMTG),and the shareholders of AMTG, the Company’s shareholders owning a majority of the issued and outstanding shares approved by written consent to amend the Certificate of Incorporation to increase the number of authorized common shares to 1,500,000,000 and the number of preferred shares to 100,000,000.

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

On June 28, 2007, the Company’s stockholders owning a majority of the issued and outstanding shares approved by written consent to amend the Certificate of Incorporation to increase the number of authorized common shares to 2,000,000,000.  The number of authorized shares of preferred stock remained at 100,000,000.

On November 15, 2007, the stockholders owning a majority of the issued and outstanding shares approved by written consent a 1-for-150 reverse stock split, which became effective for trading purposes on December 3, 2007, and to amend the Certificate of Incorporation of the Company to decrease the number of authorized shares from two billion (2,000,000,000) shares of common stock and one hundred million (100,000,000) shares of preferred stock to thirty million (30,000,000) shares of common stock and ten million (10,000,000) shares of preferred stock.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

Our Common Stock has been traded in on the over-the-counter market since March 24, 1988 and is quoted on the OTC Bulletin Board under the symbol AMGY. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commissions, for the periods indicated below are:

Years Ended December 31, 2007 and December 31, 2006 (all stock prices reflect retroactively the 1-for-150 reverse stock split, which became effective December 3, 2007).

	2007		2006
	High	Low	High	Low
1st Quarter	$2.55	$1.50	$3.75	$.825
2nd Quarter	$16.51	$1.35	$8.40	$.75
3rd Quarter	$8.10	$4.95	$5.40	$1.80
4th Quarter	$9.75	$3.11	$3.75	$.825

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

As of March 13, 2008 there were approximately 942 holders of record of our Common Stock. We have not paid any dividends on our Common Stock during either of the past two fiscal years and have no intention of paying dividends during the forthcoming fiscal year.

On December 6, 2007, we announced in a press release that we had submitted an application for listing upon the NASDAQ Capital Market, and as of the date of this report NASDAQ is currently reviewing our file.  If we are approved for listing upon the NASDAQ Capital Market, of which there can be no assurance, we shall issue a press release announcing such fact.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES - continued

RECENT SALES OF UNREGISTERED SECURITIES

On September 20, 2005 we issued 667 shares of our Common Stock to Mr. Carmine Vano, a former director of the Company, as consideration for his agreement to serve as a Director of the Company. The closing price of the Company's Common Stock on the date the shares were issued to Mr. Vano was $2.85 per share. Based solely on such market price, the value of the shares issued to Mr. Vano was $1,900.

On December 27, 2005, Mr. Anthony Campo, a former officer and directors of the Company acquired 593,333 shares of the Company's Common Stock pursuant to the exercise of a conversion right granted to him under the Company's promissory note dated August 1, 2005 (the "2005 Note") in the original principal amount of $2,087,278. The 2005 Note had been issued to Mr. Campo to evidence loans, including accrued interest thereon, made by him to the Company since at least 1994 and provided that Mr. Campo could convert each $1.125 in principal amount of such Note into one share of Common Stock up to a maximum of 593,333 shares. Pursuant to this conversion right, Mr. Campo converted $667,500 of indebtedness under the 2005 Note into 593,333 shares of the Company's Common Stock. To the extent the issuance of such shares is deemed to be a sale, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 22, 2007, pursuant to the terms of the Stock Purchase Agreement dated as of November 6, 2006 (the Agreement) with American Metal Technology Group, a Nevada corporation (AMTG), as reported on Form 8-K filed on January 10, 2007, the Company issued 8,088,637 shares to the stockholders and consultants of AMTG (7,615,922 shares to AMTGs former shareholders, including 133,333 shares of common stock issued to AMTG as investment upon completion of the due diligence period pursuant to the Agreement, and redistributed proportionally to AMTGs shareholder on May 22, 2007, and 472,715 shares to AMTGs consultants). These shares represented more than eighty five (85%) of the Company’s issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company. AMTG is now a wholly owned subsidiary of the Company. The shares issued were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 for U.S. investors, or pursuant to Regulation S for all non-U.S. investors, and are therefore "restricted" securities. Such shares may not therefore be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

In addition and also pursuant to the terms of the Agreement, on May 22, 2007 the Company issued 66,667 shares to Anthony Campo, in partial consideration for the cancellation of indebtedness to him. The shares issued to Mr. Campo were issued without registration pursuant to Section 4(2) of the Securities Act of 1933 and are therefore "restricted" securities. Such shares may not therefore be transferred without either the registration of such shares with the Securities and Exchange Commission or an exemption from such registration requirements pursuant to the Securities Act of 1933, as amended.

Pursuant to a private placement conducted in accordance with Regulation S of the Securities Act of 1933, as amended, the Company raised $3,275,543 through the issuance of 1,092,169 shares of common stock at $3.00 per share.  The offering closed on August 3, 2007.  The proceeds of the offering were distributed as follows:  (i) $2,500,000 million was distributed to the Company’s subsidiary company AMLF to engage in second phase construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $175,543 for general working capital.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2 "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements in this Form10KSB describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of December 31, 2007 amounted to $12,938.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Critical Accounting Policies and Estimates - continued

Allowance for doubtful accounts

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2007, the Company had net accounts receivable of $1,332,664, net of an allowance of $73,310.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2007 and December 31, 2006.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Critical Accounting Policies and Estimates - continued

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $717,677 as of December 31, 2007.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2007 and 2006, there was no significant book to tax differences.

RESULTS OF OPERATIONS

Overview

Our products are almost exclusively components parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China exported to foreign markets.  We estimate that, in 2007, 16.65% of our products were exported for assembly outside China and 83.35% were assembled in China then exported to foreign markets.  Our primary focus during 2006 and 2007 has been to increase demand for our castings and machined parts outside China, and we experienced significant growth in existing and new markets with existing and new customers.  We believe there is substantial additional demand for our products and services.

To capitalize on the increased demand for our products, we have undertaken significant capital expansion and capital improvement efforts, utilizing most of the net proceeds received from our equity financing in 2007 to expand and enhance our manufacturing capabilities. Specifically, we have a phased plan to expand our capacity.  During the fourth quarter ended December 31, 2007, we began the first phase of the expansion plan. Phase one entails the acquisition of 16 new high-precision lathe machines, 10 of which were delivered and became operational during the fourth quarter of 2007. The remaining six machines are expected to be delivered and become operational in the first quarter of 2008.

In February 2008, we announced we are planning to invest $3 million to build additional facilities at our Langfang manufacturing center. The new facilities mark the second phase of a four-phase plan to transform the Company’s capacity and capabilities for the foreseeable future. This second phase of our four-phase expansion plan will add two buildings totaling 10,900 square meters, increasing annual capacity for casting products by 50% to 3,600 tons from 2,400 tons. Phase two will also enable us to enhance our capabilities for the development and manufacturing of circuit board solutions. Construction is due to be completed in December 2008, with full production beginning in January 2009.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

RESULTS OF OPERATIONS - continued

Also during the fourth quarter, we strengthened relationships with certain of our customers, who require us to complete castings for them prior to machining the part.  As a result we have added to our casting activity, which requires us to take ownership of cast parts, increasing both revenues and cost of goods sold. This activity changed the sales mix of the Company, during the year ending December 31, 2007, increasing absolute dollar profits while reducing gross margin percentage.

As of December 31, 2007, we had 256 employees working at our factories compared to 219 at the same time in the prior year

Year ended December 31, 2007 compared with the year ended December 31, 2006

Revenue

Revenue for the year ended December 31, 2007, was $10,656,958, an increase of 34.12% as compared to $7,945,871 for the year ended December 31, 2006. Revenue increased for the year ended December 31, 2007, as compared with year ended December 31, 2006, largely as a result of an increase from 30 CNC MAZAK lathes in 2006 to 50 CNC MAZAK lathes during the year ended December 31, 2007. Gross profit margin for the year ended December 31, 2007, was $3,090,013, or 29% of revenues, compared to $2,130,858, or 26.82% of revenues, for the same period in 2006. The increase was mainly due to greater throughput as a result of increased capacity during the fourth quarter.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses and one-time expenses with respect to the upgrade of the equipment at the manufacturing facility owned by our subsidiary AMLF, were approximately $1,026,676 for the year ended December 31, 2007, a net increase of $544,424 compared to $482,252 for the full year  ended December 31, 2006.

The increase in operating expenses for the year ended December 31, 2007, was mainly due to increased depreciation and amortization cost from the new MAZAK lathes we purchased in 2007.

Interest Income and Expense

Net interest income for the year ended December 31, 2007 was $24,666 as compared to net interest expense of $3,285 for the year ended December 31, 2006.  The increase was mainly due to an increase in the Company's cash balance to $6,037,193 from $787,444 as of December 31, 2006.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

RESULTS OF OPERATIONS - continued

Other Income (Expense)

Other income (expense) for the year ended December 31, 2007 was $71,401 as compared to other expense of $(2,179) for the year ended December 31, 2006.  The increase in other income was mainly due to other income generated from a short term investment in fourth quarter 2007.

Net Income

We had net income of $2,164,503 for the year ended December 31, 2007 an increase of 38.17% as compared to net income of $1,566,535 for the year ended December 31, 2006. The increase was mainly due to an increase in revenue which increased 34.12% compared with the year ended 2006, and an increase in gross profit margin which increased 2.18% compared with the year ended 2006.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources

Due to the market demand for our products, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. We met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China, and the issuance of shares of our common stock for cash. Cash balance amounted to $6,037,193 and $787,444 as of December 31, 2007 and December 31, 2006, respectively.   The increase in our cash balance is a result of $3,091,415 of net cash raised from the sale of our shares of common stock for cash, as well as additional revenue derived from new customers in the United States and Europe and effective management to lower product defects.

Operating activities

Net cash provided by operating activities for the year ended December 31, 2007 was $2,359,781 compared to $654,090 provided in the year ended December 31, 2006. This change was mainly due to the new customers in the United States and Europe.

Our net income for the year ended December 31, 2007 was $2,164,503 an increase of $597,967 compared to $1,566,535 year ended December 31, 2006. Net accounts receivable for the year ended December 31, 2007 was $1,332,664 compared to $908,694 for the year ended December 31, 2006. The increases in both net income and net accounts receivable were mainly due to the the increased revenues from the new customers in the United States and Europe.

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

Investing activities

Net cash used by investing activities was $(480,298) for the year ended December 31, 2007 compared to $(818,198) used in the same period of 2006. The change in net cash used by investing activities is mainly a result of $(37,101) cash used in the purchase of equipment in 2007, a decrease of $(781,096) compared to $(818,198) in 2006 and $(353,814) with respect to our 2nd phase construction, and $(89,383) cash used in short-term investment we made in 4th quarter 2007.

Financing activities

Net cash provided by financing activities was $3,091,415 for the year ended December 31, 2007 compared to $939,880 in the same period of 2006. The increase was primarily a result of the sale of 163,825,350 (1,092,169 after reverse split) shares of common stock pursuant to a private offering conducted in accordance with Regulation S of the Securities Act of 1934 at $.02 per share. The proceeds of the offering were $3,275,543.  The proceeds of the offering were distributed as follows:  (i) $2,500,000 was distributed to the Company's subsidiary company AMLF to engage in second phase of construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $175,543 for general working capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

We have no material commitments during the next twelve (12) months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item are set forth beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the most recently completed quarter covered by this report, have concluded that as of the end of the most recently completed quarter, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal controls or in other factors that could affect these controls during or subsequent to the end of the most recently completed quarter.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

On May 22, 2007, the our Board of Directors accepted the resignation of Dwight Foster as Chief Executive Officer and Anthony Campo as Executive Vice President, Secretary Treasurer, Chief Financial Officer, effective May 22, 2007. In addition, we accepted the resignations from the Board of Directors of Mr. Foster, Mr. Campo, and Mr. Carmine Vano. The resignation came pursuant to the terms provided in the Stock Purchase Agreement dated November 6, 2006, to reflect the change in ownership.

Our Board of Directors was simultaneously filed by the Board of Directors of AMTG, which consisted Mr. Chen Gao, Ms. Xin Yan Yuan and Ms. Li Wei Gao. The Board subsequently appointed Chen Gao as President and CEO, and Xin Yan Yuan as Secretary.

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Position	First Year Elected/Appointed
Chen Gao	54	President, CEO, Director	2007
Xin Yan Yuan	52	Secretary, Director	2007
Li Wei Gao	55	Director	2007

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

All of our directors will hold office until the next meeting of shareholders and until their successors have been duly elected and qualified.  All of our executive officers will hold office until the next annual meeting of the directors and until their successors have been duly appointed and qualified.

Chen Gao, age 54, has served as our president and chief executive officer since May 22, 2007, upon the closing of the Stock Purchase Agreement which resulted in the reverse acquisition of American Metal Technology Group; president, treasurer and director of our subsidiary, American Metal Technology Group from Jan 28, 2004 to December 31, 2005; served as Chairman and director of our subsidiary Beijing Tong Yuan Heng Feng Technology Co., Ltd. from Jan 2002 to present, served as Chairman and director of American Technology (Lang Fang) Co., Ltd. from August 2004 to present; served as Chairman and President of Beijing Mai Ke Luo Machinery Co., Ltd. from May 1994 to present. Beijing Mai Ke Luo Machinery Co., Ltd. is a beverage equipment manufacturer in China; served as Chairman of Beijing Sande Technology (Holding) Co., Ltd, a beverage equipment and parts manufacturer from Jan 1993 to present. Mr. Gao was the accounting manager for Beijing Beichen Group Wuzhou Hotel, a hotel management company, from Sep 1987 to Dec 1992.

Xin Yan Yuan, age 52, has served as our secretary since May 22, 2007, upon the closing of the Stock Purchase Agreement which resulted in the reverse acquisition of American Metal Technology Group; as director of our subsidiary American Metal Technology Group since October 2004; served as Vice Chairman and director of our subsidiary Beijing Tong Yuan Heng Feng Technology Co., Ltd. from Jan 2002 to present, served as director of American Metal Technology (Lang Fang) Co., Ltd. from August 2004 to present served as Director and Vice President of Beijing Mai Ke Luo Machinery Co., Ltd., a beverage equipment manufacturer in China from May 1994 to present, and has served as President of Beijing Sande Technology (Holding) Co., Ltd, a beverage equipment and parts manufacturer from Jan 1993 to present.

Li Wei Gao, age 55, has served as a director since May 22, 2007, upon the closing of the Stock Purchase Agreement which resulted in the reverse acquisition of American Metal Technology Group; and has served as president and director of American Metal Technology Group since January 1, 2006 to present; and served as president of Haille Trade Gmbh from January 2002 to present.

CODE OF ETHICS

The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller due to the small number of executive officers involved with the Company. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to our highest paid officers and directors for our fiscal years ended December 31, 2007 and 2006. No other compensation was paid to any such officers or directors other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chen Gao	2007	0	0						0
President	2006	0	0						0

Xin Yan Yuan	2007	0	0						0
Secretary	2006	0	0						0

Li Wei Gao	2007	0	0						0
	2006	0	0						0

Tian You Huang	2007	1,400(2)							1,400
Director (1)	2006	N/A

Shuang Shou Li	2007	1,400(2)							1,400
Director (1)	2006	N/A

Yue Sun	2007	1,400(2)							1,400
Director (1)	2006	N/A

(1)  The appointment of Tian You Huang, Shuang Shou Li, and Yue Sun to our Board of Directors is contingent upon the Company becoming listed upon the NASDAQ Capital Market.

(2) The annual salary of Tian You Huang, Shuang Shou Li, and Yue Sun is an approximate value of 10,000 Chinese Renminbi

Employment Agreements: None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have provided below information as of March 26, 2008 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
Common Stock	Chen Gao	1,532,272	14.73%
Common Stock	Xin Yan Yuan	1,159,556	11.17%
Common Stock	Li Wei Gao	0	0.00%
Common Stock	Anthony Campo (2)	751,541	7.22%
Common Stock	All executive officers and directors	2,691,828	25.9%

(1) A person is deemed to be the beneficial owner of securities over which such person has or shares voting or investment power or which may be acquired by such person within 60 days from the date of this Report upon the exercise of options, or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, or convertible securities that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days of this Report have been exercised or converted.

(2) In addition to 751,541 shares owned individually by Mr. Campo, includes (i) 14,333 shares held by Mr. Campo's wife, and (ii) 138,483 shares held by Mr. Campo's children.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 13.  EXHIBITS, LISTS  AND REPORTS ON FORM 8-K

(A) Exhibits and Financial Statements:

         1.  Financial Statements

         The following financial statements are included on pages F-1 to F-27 of the Financial Statements in this Report.

(i)	Report of Independent Accountants
(ii)	Balance Sheets as of December 31, 2007 and December 31, 2006
(iii)	Statements of Income for the fiscal years ended December 31, 2007 and 2006
(iv)	Statements of Cash Flows for the fiscal years ended December 31, 2007 and 2006
(v)	Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 2007 and 2006
(vi)	Notes to Financial Statements

(B) The following exhibits, which are required by Item 601 of Regulation S-K, are incorporated by reference to previously filed documents.

ITEM 13.	EXHIBITS.

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Section 13a-14 of CEO and Principal Financial Officer

32.1	Certification pursuant to Section 1350 of CEO and Principal Financial Officer

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

On May 23, 2007, our Board of Directors selected as our independent accountant the Certified Public Accounting firm of Kabani & Company, Inc. of Los Angeles, California.  Kabani and Company, Inc. audited our financial statements for the year ended December 31, 2007.  For the year ended December 31, 2006, our financial statements were audited by the Certified Public Accounting Firm of Blanchfield, Kober and Company, P.C.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2007 and 2006 were as follows:

2007	2006
$45,000	$50,000

2. TAX FEES.

Our tax return fees for the years ended December 31, 2007 and 2006 were as follows:

2007	2006
$0	$0

3. ALL OTHER FEES.

2007	2006
$3500	$3500

For the year ended December 31, 2007, we were billed for services provided regarding the review of our SB-2 registration statement which was effective November 30, 2007 and review of our response to comment letters received from the United State Securities and Exchange Commission on May 30, 2007 and December 20, 2007.

PRE-APPROVAL POLICIES AND PROCEDURES

Our financial statements for the fiscal year ended December 31, 2007 have been audited by our independent accountants, Kabani and Company, Inc.   Each year our Board of Directors pre-approves all audit and tax related services prior to the performance of such services. The percentage of hours expended on the audit by persons other than full-time, permanent employees of Kabani and Company, Inc. was zero.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Metal & Technology, Inc.
(Registrant)

By:	/s/ Chen Gao
Chen Gao, President and CEO
Date: March 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chen Gao
Chen Gao, Director
Date: March 27, 2008

By:	/s/ Xin Yan Yuan
Xin Yan Yuan, Director
Date: March 27, 2008

By:	/s/ Li Wei Gao
Li Wei Gao, Director
Date: March 27, 2008

AMERICAN METAL & TECHNOLOGY, INC.
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

TABLE OF CONTENTS
__________

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:	F-3

Consolidated Balance Sheets as of December 31, 2007	F-3

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
American Metal Technology, Inc. and Subsidiaries

We have audited the accompanying balance sheet of American Metal Technology, Inc. and Subsidiaries as of December 31, 2007 and the related statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Metal Technology, Inc. and Subsidiaries, as of December 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/S/Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 24, 2008

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$6,037,193
Accounts receivable - net	1,332,664
Notes receivable
Investment in marketable securities	93,196
Other receivables	134,275
Advances to suppliers	974,799
Inventories	547,579
Total Current Assets	9,119,706

Property, Plant and Equipment, net	3,020,972

Construction in Progress	377,240

Intangible Assets, net	692,167

Total Assets	$13,210,085

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$743,070
Accrued liabilities and other payables	75,765
Advance payments
Amount due to related parties	333,670
Unearned revenue	12,938

Total Current Liabilities	1,165,443

Minority Interests	337,291

Commitments	-

Shareholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 10,402,687 shares issued and outstanding	1,041
Additional paid in capital	5,039,217
Statutory reserve	912,019
Accumulated other comprehensive income	994,092
Retained earnings	4,760,982

Total Stockholders' Equity	11,707,351

Total Liabilities and Shareholders' Equity	$13,210,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net sales	$10,656,958	$7,945,871
Cost of goods sold	(7,566,945)	(5,815,013)
Gross profit	3,090,013	2,130,858
Operating expenses
Selling expenses	(31,425)	(23,972)
Operating and administrative expenses	(995,251)	(458,280)
Total operating expenses	(1,026,676)	(482,252)
Income from operations	2,063,337	1,648,606
Other income (expense)
Interest income	24,666	3,285
Other income (expense)	71,401	(2,179)
Total other income	96,067	1,106
Income before income tax	2,159,404	1,649,712
Income before minority interests	2,159,404	1,649,712
Minority interests	5,099	(83,177)
Net income	2,164,503	1,566,535
Unrealized gain from available securities	12,401
Foreign currency translation adjustment	717,677	162,844

Comprehensive income	$2,894,580	$1,729,379
Basic and diluted weighted average shares outstanding	8,998,568	7,615,922
Basic and diluted net earnings per share	$0.2405	$0.2057

The basic and diluted shares are the same because they are no diluted shares.
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income	$2,164,503	$1,566,535
Adjustments to reconcile net income to
net cash provided by operating activities:
Minority interest	(5,099)	83,177
Depreciation and amortization	300,035	271,753
Bad debt expenses	70,311	-
(Increase)/decrease in assets:
Accounts receivable, net	(416,062)	(654,066)
Note receivable	32,841	-
Other receivables	143,594	2,920,391
Inventory	(34,645)	52,495
Advance to suppliers	(268,590)	333,853
Other assets	-	227,447
Increase/(decrease) in liabilities:
Accounts payable	488,642	34,429
Other payable and accrued expenses	(104,419)	(3,437,116)
Accrued expenses	(21,344)	-
Unearned revenue	10,015	(744,808)

Net Cash Provided By Operating Activities	2,359,781	654,090

Cash flows from investing activities:
Additions to construction in progress	(353,814)	-
Cash paid for short-term investment	(89,383)	-
Purchase of equipment and leasehold improvements	(37,101)	(818,198)

Net Cash Used in Investing Activities	(480,298)	(818,198)

Cash flows from financing activities:
Cash received on stock issuance	3,275,543	119,860
Proceeds(Payments) from(to) loans	(184,128)	820,020

Net Cash Provided By Financing Activities	3,091,415	939,880

Effects of Exchange Rate Change in Cash	278,851	(134,951)

Net Increase in Cash and Cash Equivalents	5,249,749	640,821

Cash and Cash Equivalents-Beginning Balance	787,444	146,623

Cash and Cash Equivalents-Ending Balance	6,037,193	787,444

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$488	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

						Accumulated
	Common Stock		Additional			Other	Total
	Number of		Paid In	Statutory	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Reserve	Earning	Income	Equity

BALANCE, DECEMBER 31, 2005	7,525,614	$753	$1,644,101	$295,507	$1,646,457	$101,170.00	$3,687,988

Net income	-	-	-	-	1,566,535	-	1,566,535

Transfer to statutory reserve	-	-	-	237,053	(237,053)	-	-

Stock issued for cash	90,307	9	119,851	-	-	-	119,860

Cumulative translation adjustment	-	-	-	-	-	162,844	162,844

BALANCE, DECEMBER 31, 2006	7,615,922	762	1,763,952	532,560	2,975,939	264,014	5,537,227

Issuance of common stock due to reorganization	1,827,738	183	(183)	-	-	-	-

Net income	-	-	-	-	2,164,503	-	2,164,503
Transfer to minorty interest							-

Transfer to statutory reserve	-	-	-	379,459	(379,459)	-	-

Stock cancellation	(133,333)	(13)	13	-	-	-	-

Common stock issued	1,092,169	109	3,275,434	-	-	-	3,275,543

Rounding of stock split	191	-	-	-	-	-	-

Unrealized Gain from available for sale securities						12,401	12,401

Cumulative translation adjustment	-	-	-	-	-	717,677	717,677

BALANCE, DECEMBER 31, 2007	10,402,687	$1,040	$5,039,217	$912,019	$4,760,983	$994,092	$11,707,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business

American Metal Technology, Inc. (“the Company) was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company. These rights were subsequently assigned pursuant to the terms of the Stock Purchase Agreement dated November 6, 2006 discussed below.

The Company entered into a Stock Purchase Agreement on November 6, 2006 (the "Agreement") with American Metal Technology Group, a Nevada corporation (“AMTG"), pursuant to which the Company acquired one hundred (100%) percent of AMTG's outstanding common stock from the AMTG Stockholders and AMTG became a wholly-owned subsidiary of the company in a two step reverse takeover transaction on May 22, 2007.  In connection with this transaction, and in addition to the 1,155,023 shares of common stock outstanding immediately prior to closing, the Company issued 8,088,637 shares to the stockholders and consultants of AMTG (7,615,922 shares to AMTG's former shareholders, including 133,333 shares of common stock issues to AMTG as investment upon completion of the due diligence period to the Agreement, and redistributed proportionally to AMTG's shareholders as of May 22, 2007, and 472,715 shares to AMTG's consultants).  These shares represent more than eighty five (85%) of the Company's issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company.  In addition, as a condition of the closing of the Agreement, the Company issued an additional 66,667 shares of common stock to a former officer and director of the Company in connection with the cancellation of all indebtedness to him, and his assumption of all liabilities and the assignment all assets of the Company immediately prior to closing.   AMTG is now a wholly owned subsidiary of the Company.

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

The Company now through AMTG via its subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. and American Metal Technology (Lang Fang) Co., Ltd., is mainly in the business of manufacturing and sales of high-precision investment casting and metal fabrication products in the People's Republic of China (“China”). The Company's production involves high-precision investment casting and machined products, including valves, pipe fittings, etc.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business - continued

AMTG was incorporated on January 13, 2004 under the laws of the state of Nevada. On June 1, 2004, AMTG entered into an equity purchase agreement with Beijing Sande Technology (Holding) Co., Ltd. (“BST”) to acquire 80% ownership of Beijing Tong Yuan Heng Feng Technology Co., Ltd. (“BJTY”). As a result, AMTG issued 7,200,000 (post-split) shares of common stock to BST in exchange for 80% ownership of BJTY. On August 2, 2004, AMTG incorporated American Metal Technology (Lang Fang) Co., Ltd. (“AMLF”) in Hebei, China, for the purpose of expanding the production facility of BJTY. On August   8, 2004, AMTG and AMLF together entered into an equity purchase agreement with Beijing Sande Shang Mao Co., Ltd. (BSS) for the remaining 20% of BJTY. As a result, AMTG which issued 1,800,000 shares (post-split)  common stock to BSS and AMLF becomes the owner of 20% shareholder of BJTY. AMTG later acquired the 20% ownership of BJTY from AMLF and owns 100% of BJTY. On November 12, 2004, AMTG effectuated a forward split of all the outstanding shares of common stock on a 1,000 for 1 basis. On November 2005, AMTG sold 5% of BJTY to an unrelated party for $240,000.

On December 3, 2007, American Metal Technology, Inc. (AMTI, "We, "Us, "Our" or the "Company" ) implemented a reverse stock split at the ratio of one (1) for one hundred fifty (150), such that stockholders received one (1) share of common stock of the Company for every one hundred fifty (150) shares of common stock currently held, with no change in the par value of shares of common stock.

The reverse stock split reduced the number of shares of Common Stock outstanding from approximately 1,560,374,357 shares to 10,402,687 shares. In connection with the implementation of the reverse stock split, the board of directors and shareholders each approved by written consent as of November 15, 2007 to amend the Certificate of Incorporation (the "Amendment") of the Company decreasing the number of authorized shares from two billion (2,000,000,000) shares of common stock and one hundred million (100,000,000) shares of preferred stock to thirty million (30,000,000) shares of common stock and ten million (10,000,000) shares of preferred stock. The par value of the Company's stock shall remain at $.0001 per share for both the common and preferred shares.

2. Summary of significant accounting policies

Principal of consolidation

The consolidated financial statements of American Metal Technology, Inc. reflect the activities of the following subsidiaries:

Subsidiaries		Percentage Of Ownership
American Metal Technology Group, (“AMTG") Co., Ltd.	U.S.	100%
American Metal Technology (Lang Fang) Co., Ltd.	P.R.C.	100%
Beijing Tong Yuan Heng Feng (Technology) Co., Ltd.	P.R.C.	95%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company transactions and accounts have been eliminated in the consolidation.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

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

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2007, cash and cash equivalent amounted to $6,037,193.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2007, the Company had accounts receivable of $1,332,664, net of allowance of $73,310.

Advances to suppliers

The Company advances to certain vendors for the purchase of material. As of December 31, 2007, the advances to suppliers amounted to $974,799.

Inventories

Inventories are valued at the lower of cost or market value using weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

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

The Company's financial instruments primarily consist of cash and cash equivalents, cash held for investment, accounts receivable, other receivables, advances to suppliers, accounts payable, other payable, tax payable, and related party advances and borrowings.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2007 and 2006.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of December 31, 2007 amounted to $12,938.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Earnings per share

“Earnings per share” is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that all shares and stock options and or warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The basic and diluted earnings per share were $0.2405 and $0.2057 for the years ended December 31, 2007 and 2006, respectively. The basic and diluted shares are the same because there are no dilutive shares.

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On December 31, 2007, marketable securities have been recorded at $93,196 based upon the fair value of the marketable securities.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $994,092 as of December 31, 2007.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Accumulated other comprehensive income

Accumulated other comprehensive income is comprised of unrealized gain from marketable securities, $12,401 and foreign currency translation gain, $717,677.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2007 and 2006, there was no significant book to tax differences.

Local PRC Income Tax

The Company is governed by the Income Tax Law of the PRC concerning subsidiaries located in PRC. Under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. However, according to the Provisional Regulations of the People's Republic of China on Income Tax, the Company’s operating subsidiaries in China have been approved to be exempt from income tax for the years ended December 31, 2007 and 2006.

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
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2006, FASB issued SFAS 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition –date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Marketable Securities

The Company’s securities are classified as available-for-sale and, as such, are carried at fair value. The securities comprised of shares of common stock of third party customers and securities purchased. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

Marketable securities classified as available for sale consisted of the following as of December 31, 2007:

Marketable Securities	Cost	Market Value at December 31, 2007	Accumulated Unrealized Gain

Various	$80,795	$93,196	$12,401

As of December 31, 2007, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

4. Other receivable

Other receivables included notes receivable $132,222 and other receivable $2,053 as of December 31, 2007.  Both are due from an unrelated party, current, unsecured, and interest free.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories consisted of the followings at December 31, 2007:

2007
Supplies and raw materials	336,279
Work in process	34,812
Finished goods	176,488
Totals	547,579

6. Property, Plant and Equipment

Property, Plant and Equipment consist of the following at December 31, 2007:

Building and improvements	917,801
Vehicle	36,695
Machinery and equipments	2,746,152

Totals	3,700,648
Less: accumulated depreciation	679,676
3,020,972

Depreciation expenses for the years ended December 31, 2007 and 2006 were $263,892 and $244,042, respectively.

7. Intangible assets

The intangible assets comprised of following at December 31, 2007:

Land use right, net	582,398
Permits, net	109,769
Total	692,167

Land use right:

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $622,885. The land use right is for fifty years. The intangible assets consist of the followings as of December 31, 2007:

2007
Intangible assets	622,885
Less: accumulated amortization	40,487
582,398

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible assets - continued

Permits:

Permits amounted to $109,769 as of December 31, 2007 and are amortized over 10 years:

2007
Prepaid expenses	$185,982
Less: accumulated amortization	76,213
$109,769

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007 the Company expects these assets to be fully recoverable.

Total amortization expenses for the years ended December 31, 2007 and 2006 amounted to $36,143 and $27,711 respectively. Amortization expenses for next five years after December 31, 2007 are as follows:

1 year after December 31, 2007	$36,000
2 year after December 31, 2007	36,000
3 year after December 31, 2007	36,000
4 year after December 31, 2007	36,000
5 year after December 31, 2007	36,000
Total	$180,000

8. Other payable and accrued expenses

Other payable and accrued expenses amounted to $75,765 as of December 31, 2007. Other payable and accrued expenses include taxes payables $20,612, accrued welfare payable $3,220 and other accrued expenses $51,933.

9. Due to related parties

Due to related parties amounted to $333,670 as of December 31, 2007. Due to related parties include $333,070 due to an affiliate owned by the CEO of BJTY and AMLF and $600 due to shareholder. Due to related parties payable are due on demand, interest free, and unsecured.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the Chinese Company Law, the company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve amounted to $252,973 and $158,826 in the years ended December 31, 2007 and 2006, respectively.

The Company established a reserve for the annual contribution of 5% of net income to the common welfare fund. The amount allocated to the surplus reserve amounted to $126,486 and $78,227 in the years ended December 31, 2007 and 2006, respectively.

The total statutory reserve, as of December 31, 2007, amounted to $912,019.

11. Private Placement

On August 3, 2007, the Company closed upon a private placement of its shares of common stock (the "Shares") pursuant to Regulation S of the Securities Act of 1933, as amended. The Shares were sold to non-U.S. investors at a price of three ($3.00) dollars per share. The proceeds of the sale totaled an aggregate of three million two hundred seventy five thousand five hundred forty three ($3,275,543) dollars, and the Company issued 1,092,169 (163,825,350 before the reverse split) shares of common stock.

12. Options and warrants

Stock Options

In April 2002 the Company issued options to purchase 40,000 shares of common stock at $3.00 per share. The options were issued to an employee under non qualified option plan. As of April, 2007, all options were expired. No options were issued during the year ended December 31, 2007. The following table summarizes the options outstanding as of December 31, 2007:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	40,000	$3.00	$0
Reclassified from warrants	-	-	-
Granted	-	-	-
Forfeited/Canceled	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2007	0	$3.00	$0

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Options and warrants - continued

Warrants

As a result of the exercises and expiration of warrants, the Company has no Class A and Class B warrants as of December 31, 2007.  99,320 Class B warrants, and 3,333 underwriter's B warrants expired on March 12, 2007.  The Class B warrants are redeemable at any time at the option of the Company at a price of $0.015 per warrant. Holders of the Class B warrants have certain rights with respect to the registration of those warrants under the Securities Act of 1933.

The following table summarizes the warrants outstanding as of December 31, 2007:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	102,653	$0.15	$0
Transferred to options	-	-	-
Granted	-	-	-
Forfeited/Canceled (March 12, 2007)	102,653	$0.15	-
Exercised	-	-	-
Outstanding, December 31, 2007	-	$-	$0

The weighted average remaining contractual life of warrants outstanding is zero year as of  December 31, 2007.

13. Current vulnerability due to certain concentrations

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

Major customers and major vendors

One major customer accounted for 53% of the net revenue for the year ended December 31, 2007. The Company had no accounts receivable from the customer as of December 31, 2007. One major customer accounted for 78% of the net revenue for the year ended December 31, 2006. The Company had approximately $385,000 accounts receivable from the customer as of December 31, 2006.

One vendor provided 66% of the Company’s purchase of raw materials for year ended December 31, 2007. The Company had $452,713 accounts payable to this vendor as of December 31, 2007. Two vendors provided 76% of the Company’s purchase of raw materials for the year ended December 31, 2006 with each vendor individually accounting for about 61% and 15%. The Company had $63,600 accounts payable to these vendors as of December 31, 2006.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

14. Minority interest

The amounts of $(5,099) and $83,177, for the years ended December 31, 2007 and 2006, represent the 5% shareholder interest in BJTY.

15. Subsequent event

On February 5, 2008, American Metal & Technology, Inc. announces its plans to build additional facilities at its Langfang manufacturing center. This expansion will increase by 50% the annual capacity for casting products from 2,400 tons to 3,600 tons, and enhance the capabilities for the development and manufacturing of circuit board solutions.

In March of 2008, the company engaged a firm that provides investor relationship services.  The company agreed to provide compensation in the form of warrants and a monthly retainer of $7,000 per month for a year. The warrants, to purchase 50,000 shares vest immediately and are exercisable at $5 per share.