Form 10QSB/A
period 2007-09-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2008-04-03
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
Amendment No. 2

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

Yes ☒ No ☐

10,402,496 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of February 8, 2008.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-QSB/A

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY MURRY UNITED DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net income	$1,449,156	1,149,948
Adjustments to reconcile net income to
Net cash provided by operating activities:
Minority interest	(6,644)	61,142
Depreciation and amortization	218,104	163,877
(Increase)/decrease in assets:
Accounts receivable	392,902	(747,424)
Note receivable	(61,154)	(95,454)
Other receivables	56,679	71,073
Inventory	(26,379)	(60,948)
Advance to suppliers	218,005	706,176
Increase/(decrease) in liabilities:
Accounts payable	193,380	77,392
Other payable and accrued expenses	27,839	68,332
Unearned revenue	54,117	(743,576)

Net Cash Provided By Operating Activities	2,516,005	650,538

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,130)	(364,401)

Net Cash Used in Investing Activities	(2,130)	(364,401)

Cash flows from financing activities:
Cash received on stock issuance	3,275,562	119,860
Proceeds(Payments) from(to) loans	(234,339)	232,093

Net Cash Provided By Financing Activities	3,041,223	351,953

Effects of Exchange Rate Change in Cash	127,738	16,633

Net Increase in Cash and Cash Equivalents	5,682,836	654,723

Cash and Cash Equivalents-Beginning Balance	787,444	146,623

Cash and Cash Equivalents-Ending Balance	6,470,280	801,346

Supplement disclosure of cash flow information:
Income taxes paid	$4,638	$-
Interest expenses paid	$485	$-
Non Cash Transaction:
Numbers of Share Issued Due To Reorganization	1,223,295,573	-

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

AMTG was incorporated on January 13, 2004 under the laws of the state of Nevada. On June 1, 2004 , AMTG entered into an equity purchase agreement with Beijing Sande Technology (Holding) Co., Ltd. ( "BST" ) to acquire 80% ownership of Beijing Tong Yuan Heng Feng Technology Co., Ltd. ( "BJTY" ). As a result, AMTG issued 7,200 ,000 shares of  post -split common stock to BST in exchange for 80% ownership of BJTY. On August 2, 2004, AMTG incorporated American Metal Technology (Lang Fang) Co., Ltd. ( "AMLF" ) in Hebei, China, for the purpose of expanding the production facility of BJTY. On August   8, 2004, AMTG and AMLF together entered into an equity purchase agreement with Beijing Sande Shang Mao Co., Ltd. (BSS) for the remaining 20% of BJTY. As a result, AMTG which issued 1,800 ,000 shares of post -split common stock to BSS and AMLF becomes the owner of 20% shareholder of BJTY. AMTG later acquired the 20% ownership of BJTY from AMLF and owns 100% of BJTY. On November 12, 2004, AMTG effectuated a forward split of all the outstanding shares of common stock on a 1,000 for 1 basis. On November 2005, AMTG sold 5% of BJTY to an unrelated party for $240,000.

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

Earnings/ (loss) per share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended September 30, 2007	Net Income	Shares	Per Share
Basic earnings per share:	$572,978	1,408,049,007,	$.0004
Effect of dilutive securities	-	-	-
Diluted earnings per share	$572,978	1,408,049,007	$.0004

For the nine months ended September 30, 2007	Net Income	Shares	Per Share
Basic earnings per share:	$1,449,156	1,201,845,316	$.0012
Effect of dilutive securities		4,546,660
Diluted earnings per share	$1,449,156	1,206,391,976	$.0010

For the three months ended September 30, 2006	Net Income	Shares	Per Share
Basic earnings per share:	$369,114	1,128,842,167	$.0003
Effect of dilutive securities	-	-	-
Diluted earnings per share	$369,114	1,128,842,167	$.0003

For the nine months ended September 30, 2006	Net Income	Shares	Per Share
Basic earnings per share:	$1,149,948	1,128,842,167	$.0010
Effect of dilutive securities
Diluted earnings per share	$1,449,156	1,128,842,167	$.0010

There are no anti dilutive securities reflected in these periods.

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

Statements in this Form 10-QSB/A that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2007 was $0 as compared to other income of $202 for the three months ended September 30, 2006.

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

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2007 was $2.5 million compared to $0.65 million provided in the same period of 2006. This change was mainly due to the combination of the following factors:

Our net income for the nine months ended September 30, 2007 was $1.45 million, an increase of $299,208 compared to $1.15 million in the same period of 2006. Accounts receivable for the nine months ended September 30, 2007 decreased by $392,902 compared to an increase of $747,424 in the same period of 2006.  We invested $2,130 for purchase of equipment during the nine months ended September 30, 2007 as contrasted with $364,401 purchased in the nine month period ended September 30, 2006. This change is accounted for by the fact that during the nine month period ended September 30, 2006, we required upgrades and additions to our machinery in order to continue our growth.  That is, as our production capacity became limited by the maximum performance of our existing machinery, we purchased new machinery to fulfill additional orders.

Investing activities

Net cash used by investing activities was $(2,130) for the nine months ended September 30, 2007 compared to $(364,401) used in the same period of 2006.

Financing activities

Net cash provided by financing activities was $3.04 million for the nine months ended September 30, 2007 compared to $ 351,953 in the same period of 2006. The increase  was primarily a result of the sale of  149,935,050 shares of common stock pursuant to a private offering conducted in accordance with Regulation S of the Securities Act of 1934, $.02 per share.  The proceeds of the offering during the three months ended September 30, 2007 was $2,998,701.  During the nine months ended September 30, 2007, the Company sold 163,825,350 shares of common stock (including the aforementioned 149,935,050 shares of common stock sold during the three months ended September 30, 2007) pursuant to the same Regulation S private offering at $.02 cents per share for net cash of   $3,275,562.  The proceeds of the offering were distributed as follows:  (i) $2,500,000 was distributed to the Company's subsidiary company AMLF to engage in second phase construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $175,562 for general working capital.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the most recently completed quarter , have concluded that as of the end of the most recently completed quarter , our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal controls or in other factors that could affect these controls during or subsequent to the end of the most recently completed quarter .

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

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: April 2, 2008	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer