Form 10-Q
period 2008-03-31
AMERICAN METAL & TECHNOLOGY, INC.
filed 2008-05-14
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or
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

Registrant's telephone number, including area code: (213) 223-2321

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

(2) Has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

10,402,687 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of May 8, 2008.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2008 (UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$6,781,705
Accounts receivable - net	1,628,323
Investment in marketable securities	107,581
Other receivables	156,641
Advances to suppliers	1,753,998
Inventories	606,371
Total Current Assets	11,034,619

Property, Plant and Equipment, net	3,071,313

Construction in Progress	462,305

Intangible Assets, net	707,035

Total Assets	$15,275,272

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,067,565
Accrued liabilities and other payables	166,450
Amount due to related parties	413,375
Unearned revenue	93,036
Total Current Liabilities	1,740,425

Minority Interests	324,706

Commitments	-

Shareholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 10,402,687 shares issued and outstanding	1,040
Additional paid in capital	5,140,013
Deferred expense-warrants	(96,378)
Statutory reserve	1,040,205
Accumulated other comprehensive income	1,475,268
Retained earnings	5,649,992

Total Stockholders' Equity	13,210,140

Total Liabilities and Shareholders' Equity	$15,275,272

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

Net sales	$4,896,515	$2,108,963
Cost of goods sold	3,437,120	1,450,261
Gross profit	1,459,395	658,702
Operating expenses
Selling expenses	16,258	6,835
Operating and administrative expenses	480,946	261,571
Total operating expenses	497,204	268,406
Income from operations	962,191	390,296
Other income (expense)
Interest income	5,728	2,054
Gain on disposal of marketable securities	35,651	-
Other income (expense)	1,041	(2,698)
Total other income (expense)	42,420	(644)
Income before minority interests	1,004,611	389,652
Minority interests	12,585	(155)
Net income	1,017,196	389,498
Unrealized loss from available securities	(66,190)	-
Foreign currency translation adjustment	547,366	79,716
Comprehensive income	$1,498,372	$469,213
Basic and diluted weighted average shares outstanding	8,998,568	7,649,959
Basic and diluted net earnings per share	$0.11	$0.05

The basic and diluted shares are the same because they are no diluted shares
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PEROIDS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)
	2008	2007
Cash flows from operating activities:
Net income	$1,017,196	$389,498
Adjustments to reconcile net income to
Net cash provided by operating activities:
Minority interest	(12,585)	155
Issuance of warrants for services	4,418	-
Depreciation and amortization	87,088	63,490
Gain on disposal of marketable securities	(35,651)	-
Bad debt expenses	33,317	-
(Increase)/decrease in assets:
Accounts receivable, net	(270,300)	(735,048)
Note receivable	29,334	606
Other receivables	81,202	(92,151)
Inventory	(35,971)	(127,851)
Advance to suppliers	(724,723)	271,121
Prepaid expenses-LT	-	138,596
Increase/(decrease) in liabilities:
Accounts payable	288,502	251,089
Other payable and accrued expenses	65,421	(43,389)
Unearned revenue	77,943	21,807

Net Cash Provided By Operating Activities	605,192	137,922

Cash flows from investing activities:
Additions to construction in progress	(68,427)	-
Increase in long-term investment	-	(129,750)
Disposal (Purchase) of equipment and leasehold improvements	(4,383)	114,889

Net Cash Used in Investing Activities	(72,810)	(14,861)

Cash flows from financing activities:
Purchase of marketable securities	(40,620)	-
Proceed from loans	-	116,070

Net Cash Provided By (Used in) Financing Activities	(40,620)	116,070

Effects of Exchange Rate Change in Cash	252,750	8,934

Net Increase in Cash and Cash Equivalents	744,512	248,065

Cash and Cash Equivalents-Beginning Balance	6,037,193	787,444

Cash and Cash Equivalents-Ending Balance	6,781,705	1,035,509

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$627

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The exchange of shares with AMTG has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of AMTG obtained control of the consolidated entity. Accordingly, the merger of the two companies has been recorded as a recapitalization of AMTG, with AMTG being treated as the continuing entity.  The historical financial statements presented herein are those of AMTG. The continuing company has retained December 31 as its fiscal year end.

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

On December 3, 2007, the Company implemented a reverse stock split at the ratio of one (1) for one hundred fifty (150), such that stockholders received one (1) share of common stock of the Company for every one hundred fifty (150) shares of common stock then held, with no change in the par value of shares of common stock.

The reverse stock split reduced the number of shares of Common Stock outstanding from approximately 1,560,374,357 shares to approximately 10,402,496 shares. In connection with the implementation of the reverse stock split, the board of directors and shareholders each approved by written consent as of November 15, 2007 to amend the Certificate of Incorporation (the "Amendment") of the Company to decrease the number of authorized shares from two billion (2,000,000,000) shares of common stock and one hundred million (100,000,000) shares of preferred stock to thirty million (30,000,000) shares of common stock and ten million (10,000,000) shares of preferred stock. The par value of the Company's stock remained at $.0001 per share for both the common and preferred shares.

On April 7, 2008, American Metal & Technology, Inc. announced it purchased an additional four CNC lathe machines during the first quarter ended March 31, 2008, bringing the total number of lathes to 60. All of the high-precision lathe machines are equal in size and capacity to the Company's existing 56 machines. Three of the machines were put into production during the first quarter, and the fourth was delivered and installed in April.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2007. The results of the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

Principles of consolidation

The consolidated financial statements of American Metal & Technology, Inc. reflect the activities of the following subsidiaries:

Subsidiaries		Percentage Of Ownership
American Metal Technology Group (“AMTG")	U.S.	100%
American Metal Technology (Lang Fang) Co., Ltd.	P.R.C.	100%
Beijing Tong Yuan Heng Feng (Technology) Co., Ltd.	P.R.C.	95%

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

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2008, the Company had accounts receivable of $1,628,323, net of allowance of $110,280.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of March 31, 2008 amounted to $93,036.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity.   Accumulated other comprehensive income included unrealized loss from available for sale securities of $53,789 and translation adjustment of $1,421,478 as of March 31, 2008.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of significant accounting policies - continued

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2008 and 2007, there was no significant book to tax differences.

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

Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs.  The Company evaluated the effect of the new EIT law on its financial position, and the two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be continued

Segment reporting

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

 AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Marketable securities classified as available for sale consisted of the following as of March 31, 2008:

Marketable Securities	Cost	Market Value at March 31, 2008	Unrealized loss for the three month period ended March 31, 2008	Accumulated Unrealized Loss

Various	$161,370	$107,581	$66,190	$53,789

As of March 31, 2008, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

4. Other receivables

Other receivables included notes receivable of $107,603 and other receivable of $49,038 as of March 31, 2008.  Both are due from an unrelated party, current, unsecured, and interest free.

5. Inventories

Inventories consisted of the following at March 31, 2008:
2008
Supplies and raw materials	373,542
Work in process	39,420
Finished goods	193,410
Totals	606,372

6. Property, Plant and Equipment

Property, Plant and Equipment consist of the following at March 31, 2008:

Building and improvements	954,791
Vehicle	38,174
Machinery and equipments	2,861,302
Totals	3,854,267
Less: accumulated depreciation	782,954
3,071,313

Depreciation expenses for the three month period ended March 31, 2008 and 2007 were $74,328 and $60,561, respectively.

7. Intangible assets

The intangible assets comprised of following at March 31, 2008:

Land use right, net	$602,630
Permits, net	104,405
Total	$707,035

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Intangible assets - continued

Land use right:

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible assets and is amortizing them over a period of fifty years.

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $622,885. The land use right is for fifty years. The intangible assets consist of the following as of March 31, 2008:

2008
Intangible assets	622,885
Less: accumulated amortization	20,255
602,630

Permits:

Permits amounted to $104,405 as of March 31, 2008 and are amortized over 5 years:

2008
Prepaid expenses	$185,982
Less: accumulated amortization	81,577
$104,405

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008 the Company expects these assets to be fully recoverable.

Total amortization expenses for the three month period ended March 31, 2008 and 2007 amounted to $12,760 and $2,929 respectively. Amortization expenses for next five years after March 31, 2008 are as follows:

1 year after March 31, 2008	$51,000
2 year after March 31, 2008	51,000
3 year after March 31, 2008	34,000
4 year after March 31, 2008	12,000
5 year after March 31, 2008	12,000
Total	$160,000

8. Accrued liabilities and Other payables

Accrued liabilities and other payablesamounted to $166,450 as of March 31, 2008. Other payable and accrued expenses include taxes payables $119,017 and other accrued expenses $47,433.

9. Amounts Due to related parties

Amounts due to related parties amounted to $413,375 as of March 31, 2008. Amounts due to related parties include $412,775 due to an affiliate owned by the CEO of BJTY and AMLF and a $600 due to a shareholder. Amounts due to related parties payable are due on demand, interest free, and unsecured.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and Statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve amounted to $114,251 and $45,172 in the three month period ended March 31, 2008 and 2007, respectively.

11. Options and warrants

Stock Options

In April 2002 the Company issued options to purchase 40,000 shares of common stock at $3.00 per share. The options were issued to an employee under a non qualified option plan. As of April, 2007, all options have expired. No options were issued during the three month period ended March 31, 2008. The following table summarizes the options outstanding as of March 31, 2008:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	40,000	$3.00	$-
Reclassified from warrants	-	-	-
Granted	-	-	-
Forfeited/Canceled	40,000	-	-
Exercised	-	-	-
Outstanding, December 31, 2007	-	$-	$-
Reclassified from warrants	-	-	-
Granted	-	-	-
Forfeited/Canceled	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2008	-	$-	$-

Warrants

As a result of the exercises and expiration of warrants, the Company has no Class A and Class B warrants as of December 31, 2007.  99,320 Class B warrants, and 3,333 underwriter's B warrants expired on March 12, 2007.  The Class B warrants are redeemable at any time at the option of the Company at a price of $0.015 per warrant. Holders of the Class B warrants had certain rights with respect to the registration of those warrants under the Securities Act of 1933.

On March 15, 2008, the Company issued to CCG Investor Relations Partners LLC warrants to purchase 50,000 shares to assist the Company in the execution of its investor relations strategy.

The following table summarizes the warrants outstanding as of March 31, 2008:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	102,653	$0.15	$-
Transferred to options	-	-	-
Granted	-	-	-
Forfeited/Canceled (March 12, 2007)	102,653	$0.15	-
Exercised	-	-	-
Outstanding, December 31, 2007	-	$-	$-
Transferred to options	-	-	-
Granted (3/15/2008)	50,000	$5	$-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, March 31, 2008	50,000	$5	$-

The weighted average remaining contractual life of warrants outstanding is 4 years as of March 31, 2008.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Current vulnerability due to certain concentrations

BJTY and AMLF’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among other things, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Major customers and major vendors

Two major customers accounted for 76% of the net revenue for the three months ended March 31, 2008. The Company had $1,620,009 of accounts receivable from those customers as of March 31, 2008.

Two vendors provided 76% of the Company’s purchase of raw materials for the three months ended March 31, 2008. The Company had $690,301 of accounts payable to those vendors as of March 31, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

13. Commitments

Consulting agreements:

On March 15, 2008, the Company signed a letter of engagement with CCG Investor Relations Partners LLC.  According to the terms of the agreement, CCG agreed to assist the company in the execution of its investor relations strategy. The agreement was for a twelve-month period and the Company agreed to pay $7,000 per month to CCG and issue warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5 per share. These warrants were recorded at the fair value of $100,796 based on 70% volatility, 4.12% discount rate and 0% annual rate of quarterly dividends.  The Company has been expensing the fair value of these warrants over the term of the agreement.

During the quarter ended March 31, 2008, the Company expensed $4,418 and deferred $96,378 in the consolidated financial statements.

14. Minority interest

The amounts of $324,706, as of March 31, 2008, represent the 5% shareholder interest in BJTY.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Statements in this Form 10-Q which are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 2 "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements in this Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue for the three months ended March 31, 2008 amounted to $93,036.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Allowance for doubtful accounts

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2008, the Company had net accounts receivable of $1,628,323, net of an allowance of $110,280.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended March 31, 2008 and March 31, 2007.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $1,421,478 as of March 31, 2008.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2008 and 2007, there was no significant book to tax differences.

RESULTS OF OPERATIONS

Our products are almost exclusively components parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China exported to foreign markets.   Our primary focus during 2008 has been to increase demand for our castings and machined parts outside China, and we experienced significant growth in existing and new markets with existing and new customers.  We believe there is substantial additional demand for our products and services.

To capitalize on the increased demand for our products, we have undertaken significant capital expansion and capital improvement efforts, utilizing most of the net proceeds received from our equity financing in 2007 to expand and enhance our manufacturing capabilities. Specifically, we have a phased plan to expand our capacity.  During the fourth quarter ended December 31, 2007, we began the first phase of the expansion plan. Phase one entails the acquisition of 20 new high-precision lathe machines, 19 of which were delivered and became operational in the three months ended December 31, 2007 and the three months ended of March 31, 2008 and a further machine which became operational after April 1, 2008.

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

Revenue

Revenue for the three months ended March 31, 2008 was $4,896,515 an increase of 132.2% as compared to $2,108,963 for the three months ended March 31, 2007. Gross profit for the three months ended March 31, 2008, was $1,459,395, or 29.8% of revenues, compared to $658,702, or 31.2% of revenues, for the same period in 2007.

The increase in revenue was due to several factors, including, but not limited to greater production output as a result of increased capacity, effective management to maximize the production capacity of our machinery, and an overall rise in commodity prices.  In particular, since March 31, 2007, we have purchased and installed an additional 19 CNC MAZAK lathes, (bringing our total to 59 lathes), during the three months ended March 31, 2008, including 6 machines purchased in January 2008, and 3 machines installed in March 2008.  The additional machines increase our production capacity and accordingly, increases revenues based upon orders which we were previously unable to fill.  With continued efforts in implementing our business plan to expand market share through continuous marketing and advertisement, we were able to fully utilize the new production capacity with new orders and customers. We estimate that approximately 50% of our increase in revenues is related to our increase in machines.  In addition, our management, after a careful and thorough study of our production methods, made several changes to improve our production and efficiency.  For example, we increased the turning speed of the blade in our lathe machines in order to produce more products within same time frame, and, whereas previously we employed one employee for every two machines, where required we now allocate one employee per machine.  Both of these changes provide us with greater utilization of our machinery.  We estimate that approximately 20% of our increase in revenue is related to such effective management to maximize our production capacity.  Finally, our revenues increased as a result of pricing changes related to the overall cost of commodities which we utilize.  We estimate that the remainder of our increase in revenue and gross profit, or approximately 30%, is related to these fluctuations in commodity prices.

The slight decrease in gross profit margin resulted from our products changing from CNC machine orders to castings, which have a lower gross profit margin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses was approximately $497,204 for the three month period ended March 31, 2008, a net increase of $228,798 compared to $268,406 for the three month period ended March 31, 2008.

The increase in operating expenses for the three month period ended March 31, 2008 was mainly due to increased depreciation and amortization cost from the new MAZAK lathes we purchased in 2007 and during the three months ended March 31, 2008 and an increase in our workforce to operate on the new machines.

Interest Income and Expense

Net interest income for the three months ended March 31, 2008 was $5,728 as compared to net interest income of $2,054 for the three months ended March 31, 2007.  This increase is primarily due to the increase in our cash and cash equivalents.

Other Income (Expense)

Other income for the three months ended March 31, 2008 was $1,041 as compared to other expense of $2,698 for the three months ended March 31, 2007.

Net Income

We had net income of $1,017,196 for the three months ended March 31, 2008 as compared to net income of $389,498 for the three months ended March 31, 2008. The increase was mainly due to an increase in revenue which increased 132.2% compared with the three months ended March 31, 2007, and an increase in gross profit which increased 121.56% compared with the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $6,781,705 on March 31, 2008.  We met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China, and the issuance of shares during the full year ended 2007 of our common stock for cash.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of precision metal casting and electronic circuit boards manufactured in facilities located in the People’s Republic of China.

During the three month period ended March 31, 2008, net cash provided by operating activities was $605,192, and net cash provided from financing activities was $(40,620).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

On March 15, 2008, the we signed a letter of engagement with CCG Investor Relations Partners LLC.  According to the terms of the agreement, CCG agreed to assist us in the execution of its investor relations strategy. The agreement was for a twelve-month period and we agreed to pay $7,000 per month to CCG and issue warrants purchasing 50,000 shares of our common stock at an exercise price of $5 per share.

Purchase of Significant Equipment

The Company is currently executing a phased plan for growth.  The first phase of the plan is now complete and the second phase is in process.  We anticipate that the second phase will be complete  sometime during the last quarter of 2008 or the first quarter 2009.  We contemplate during this second phase the purchase of both machinery and equipment over the next 12 months and may include specialized casting equipment, CNC turning centers and additional CNC lathe machines.  Ultimately however, any additional machinery we purchase shall be based upon the current and projected needs at the time of purchase.   At this stage the Company contemplates spending approximately $3 million for the phased growth, which will include machinery and equipment.

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

In February 2008, we announced plans to invest $3 million to build additional facilities at our Langfang manufacturing center. The new facilities mark the second phase of a four-phase plan to transform the Company’s capacity and capabilities for the foreseeable future. This second phase of American Metal’s four-phase expansion plan will add two buildings totaling 10,900 square meters, increasing annual capacity for casting products by 50%. Construction is due to be completed in December 2008, with full production beginning in January 2009.

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

Change our product line in response to market demand:

Our strategy is to respond to changes in market conditions by changing product lines appropriately. Management believes the nature of market demand is changing rapidly. In order for us to capture the most profitable products in the future, we plan to setup a professional market intelligence team to monitor and respond to market changes and report to the management on a timely basis.

Maintain high product quality:

Management believes that identifying each customer's needs and efficiently addressing its needs are vital to maintaining a competitive advantage and to the success of the business. Management believes that our commitment to service levels and attention to detail and quality has the effect of providing customers with a sense of confidence and security that their product requirements will be met and their products will be delivered on time. The factory complex in Beijing, China, at which we conduct all of our manufacturing operations, was designed paying particular attention to factory layout, cleanliness, incoming material control, in-process quality control, finished goods quality control and final quality examination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2008 we have investments of $107,581 in marketable securities.  During the three months ended March 31, 2008, we recorded a gain of $35,651 on such securities.  Although these investments represent less than one (1%) percent of our total assets, and, accordingly, do no represent a significant component of our assets, there can be no assurance that there will not be significant fluctuations in the equity markets that reduce the value of these investments including, but not limited to, a total loss of the value of these investments.

We require substantial amounts of raw materials in our operations, including metals and energy. We purchase all of our raw materials from outside sources, and our metals purchases are from a select group of suppliers.  As a result, our purchases of metals are concentrated with a few suppliers and any interruptions in their ability to supply these materials could have a material adverse effect on our financial position, results of operations and/or cash flows. The availability and price of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, interruptions in production by suppliers (including by reason of labor strikes or work stoppages at our suppliers’ plants), and changes in exchange rates and worldwide price levels.

Our subsidiary corporations in the People’s Republic of China conduct business in the local currency and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition. We believe our current exposure to fluctuations in foreign currency exchange rates is immaterial. We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 15, 2008, the Company signed a letter of engagement with CCG Investor Relations Partners LLC.  According to the terms of the agreement, CCG agreed to assist the company in the execution of its investor relations strategy, and as partial consideration, we agreed to issue to CCG warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5 per share.

There are currently no proceeds from these warrants as CCG has yet to exercise the warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION.

We announced in a press release issued on January 3, 2008, and pursuant to a Form 8-K filed with the SEC on the same date, that we have increased our  production capacity by purchasing and installing 17 additional CNC MAZAK lathe machines. We expanded from 40 CNC MAZAK lathes in 2007 to 59 CNC MAZAK lathes as of March 31, 2008, which significantly increased our production capacity.  Our management anticipates that the addition of 17 new machines will increase our production capabilities by 20% in 2008.

Thereafter, we announced in a press release issued on April 7, 2008, and pursuant to a Form 8-K filed with the SEC on the same date, that we purchased an additional 4 CNC lathes machines during the first quarter ended March 31, 2008.  Three of the lathes were put into production during the three months ended March 31, 2008, while the fourth machine was put into production in April 2008.  We now have a total of sixty (60) lathes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit Number	Description

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

(1)	Filed January 3, 2008, the Company announced the purchase of 17 CNC lathe machines
(2)	Filed April 7, 2008, the Company announced the purchase of an additional 4 CNC lathe machines

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: May 14, 2008	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer