Form 10-Q
period 2008-06-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2008-08-12
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or
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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

(2) Has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

10,402,687 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of August  8, 2008.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2008 (UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$6,260,629
Accounts receivable - net	2,605,028
Investment in marketable securities	109,939
Other receivables	109,749
Advances to suppliers	2,072,273
Inventories	588,542
Total Current Assets	11,746,160

Property, Plant And Equipment, net	4,470,851

Construction in Progress	114,295

Intangible Assets, net	707,139

Total Assets	$17,038,446

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,200,330
Accrued liabilities and other payables	96,041
Amount due to related parties	424,069
Unearned revenue	13,869

Total Current Liabilities	1,734,310

Minority Interests	324,006

Commitments	-

Shareholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 10,402,687 shares issued and outstanding	1,040
Additional paid in capital	7,385,994
Deferred expense-warrants	(71,248)
Statutory reserve	1,187,716
Accumulated other comprehensive income	1,816,586
Retained earnings	4,660,041

Total Stockholders' Equity	14,980,131

Total Liabilities and Shareholders' Equity	$17,038,446

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three month periods ended		Six month periods ended
	June 30		June 30
	2008	2007	2008	2007

Net sales	$5,086,839	$2,410,578	$9,983,353	$4,472,075
Cost of goods sold	(3,307,693)	(1,633,663)	(6,744,813)	(3,036,457)
Gross profit	1,779,145	776,915	3,238,540	1,435,618
Operating expenses
Selling expenses	(14,459)	(7,423)	(30,717)	(14,258)
Operating and administrative expenses	(360,312)	(278,503)	(841,258)	(540,074)
Total operating expenses	(374,772)	(285,926)	(871,975)	(554,332)
Income from operations	1,404,374	490,989	2,366,565	881,285
Other income (expense)
Interest income	1,621	655	7,349	2,082
Gain on disposal of marketable securities	9,196	-	44,847	-
Other income (expense)	(12,351)	(347)	(11,310)	(2,418)
Total other income (expense)	(1,534)	308	40,886	(336)
Income before provision for income taxes and minority interest	1,402,840	491,297	2,407,451	880,950
Provision for income taxes	-	4,638	-	4,638
Income before minority interests	1,402,840	486,659	2,407,451	876,312
Minority interests	(700)	(287)	(13,285)	132
Net income	1,403,540	486,946	2,420,736	876,179
Other comprehensive income
Unrealized loss from marketable securities	(11,733)	-	(77,923)	-
Foreign currency translation adjustment	353,051	101,079	900,417	192,372
Comprehensive income	$1,744,859	$588,025	$3,243,231	$1,068,551
Basic weighted average shares outstanding	10,402,687	8,432,323	10,402,687	8,041,191
Basic net earnings per share	$0.13	$0.06	$0.23	$0.11
Diluted weighted average shares outstanding	10,402,687	8,459,572	10,402,687	8,077,769
Diluted net earnings per share	$0.13	$0.06	$0.23	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)
	2008	2007
Cash flows from operating activities:
Net Income	$2,420,736	$876,179
Adjustments to reconcile net income to
net cash provided by operating activities:
Minority interest	(13,285)	132
Issuance of warrants for services	29,548	-
Gain on disposal of marketable securities	(44,847)	-
Bad debt expenses	(62,139)	-
Depreciation and amortization	175,781	116,446
(Increase)/decrease in assets:
Accounts receivable	(1,092,336)	(712,149)
Note receivable	-	(74,555)
Other receivables	169,392	(42,244)
Inventory	(6,023)	(85,121)
Advance to suppliers	(1,006,569)	537,737
Prepaid expenses	-	139,282
Increase/(decrease) in liabilities:
Accounts payable	398,592	103,889
Other payable and accrued expenses	(13,857)	(4,650)
Unearned revenue	107	1,138

Net Cash Provided By Operating Activities	955,101	856,085

Cash flows from investing activities:
Additions to construction in progress	(73,811)	-
Purchase of equipment and leasehold improvements	(1,017,774)	(100,628)

Net Cash Used in Investing Activities	(1,091,585)	(100,628)

Cash flows from financing activities:
Proceeds from advance payments	-	277,806
Purchase of marketable securities	(42,728)	-
Proceeds from loans	25,000	28,865

Net Cash Provided By (Used in) Financing Activities	(17,728)	306,671

Net Increase (decrease) in Cash and Cash Equivalents	(154,212)	1,062,127

Effects of Exchange Rate Change in Cash	377,648	106,617

Cash and Cash Equivalents-Beginning Balance	6,037,193	787,444

Cash and Cash Equivalents-Ending Balance	6,260,629	1,956,188

Supplement disclosure of cash flow information:
Income taxes paid	$-	$4,638
Interest expenses paid	$-	$841
Non Cash Transaction:
Shares Due To Reorganization	$-	$27,416

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

The Company now through AMTG via its subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. and American Metal Technology (Lang Fang) Co., Ltd., is primarily in the business of manufacturing and sales of high-precision investment casting and metal fabrication products in the People's Republic of China (“China”). The Company's production involves high-precision investment casting and machined products, including valves, pipe fittings, etc.

AMTG was incorporated on January 13, 2004 under the laws of the State of Nevada. On June 1, 2004, AMTG entered into an equity purchase agreement with Beijing Sande Technology (Holding) Co., Ltd. (“BST”) to acquire 80% ownership of Beijing Tong Yuan Heng Feng Technology Co., Ltd. (“BJTY”). As a result, AMTG issued 7,200 shares of his pre-split common stock to BST in exchange for 80% ownership of BJTY. On August 2, 2004, AMTG incorporated American Metal Technology (Lang Fang) Co., Ltd. (“AMLF”) in Hebei, China, for the purpose of expanding the production facility of BJTY. On August 8, 2004, AMTG and AMLF together entered into an equity purchase agreement with Beijing Sande Shang Mao Co., Ltd. (BSS) for the remaining 20% of BJTY. As a result, AMTG which issued 1,800,000 shares of common stock, adjusted for a subsequent reverse stock split, to BSS and AMLF became the owner of 20% shareholder of BJTY. AMTG later acquired the 20% ownership of BJTY from AMLF and owns 100% of BJTY. On November 12, 2004, AMTG effectuated a forward split of all the outstanding shares of common stock on a 1,000 for 1 basis. On November 2005, AMTG sold 5% of BJTY to an unrelated party for $240,000.

On December 3, 2007, American Metal & Technology, Inc. (AMTI, "We, "Us, "Our" or the "Company" ) implemented a reverse stock split at the ratio of one (1) for one hundred fifty (150), such that stockholders received one (1) share of common stock of the Company for every one hundred fifty (150) shares of common stock held, with no change in the par value of shares of common stock.

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

On May 20, 2008, American Metal & Technology, Inc.’s management presented at Brean Murray, Carret & Co.’s The All-Cap All-China Conference in New York City. The conference featured formal group presentations and one-on-one meetings with approximately 100 Chinese companies. The participating companies spanned the market cap spectrum from large-cap companies to private, “soon-to-be-listed” companies.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2007. The results of the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

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

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2008, the Company had accounts receivable of $2,605,028, net of an allowance of $14,034.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of June 30, 2008 amounted to $13,869.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity. Accumulated other comprehensive income included unrealized loss from available for sale securities of $65,522 and translation adjustment of $1,882,108 as of June 30, 2008.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2008 and 2007, there was no significant book to tax differences.

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

Beginning as of January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs. The Company evaluated the effect of the new EIT law on its financial position, and the two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be continued.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates that the GAAP hierarchy should reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

3. Marketable Securities

The Company’s securities are classified as available-for-sale and, as such, are carried at fair value. The securities are comprised of shares of common stock of third party customers and securities purchased. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

Marketable securities classified as available for sale consisted of the following as of June 30, 2008:

Marketable Securities	Cost	Market Value at June 30, 2008	Unrealized loss for the six month period ended June 30, 2008	Accumulated Unrealized Loss

Various	$175,461	$109,939	$77,923	$65,522

As of June 30, 2008, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the applicable stock exchange.

4. Other receivables

Other receivables of $109,749 comprised of notes receivable of $58,317 and other receivable amounting $51,432 as of June 30, 2008.  Both are due from an unrelated party, due on demand, unsecured, and interest free.

5. Inventories

Inventories consisted of the followings at June 30, 2008:

2008
Supplies and raw materials	440,064
Work in process	90,984
Finished goods	57,494
Totals	588,542

6. Property, Plant and Equipment

Property, Plant and Equipment consist of the following at June 30, 2008:

Building and improvements	976,074
Vehicle	113,810
Machinery and equipments	4,255,670
Totals	5,345,554
Less: accumulated depreciation	874,703
4,470,851

Depreciation expenses for the six month period ended June 30, 2008 and 2007 were $147,618 and $98,905, respectively.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible assets

The intangible assets comprised of following at June 30, 2008:

Land use right, net	612,751
Permits, net	94,388
Total	707,139

Land use right:

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and amortized over a period of fifty years.

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $662,434. The land use right is for fifty years. The intangible assets consist of the following as of June 30, 2008:

2008
Intangible assets	662,434
Less: accumulated amortization	49,683
612,751

Permits:

Permits amounted to $94,388 as of June 30, 2008 and are amortized over 5 years:

2008
Prepaid expenses	$195,285
Less: accumulated amortization	100,897
$94,388

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008 the Company expects these assets to be fully recoverable.

Total amortization expenses for the six month period ended June, 2008 and 2007 amounted to $28,163 and $17,541 respectively. Amortization expenses for next five years after June 30, 2008 are as follows:
1 year after June 30, 2008	$52,000
2 year after June 30, 2008	52,000
3 year after June 30, 2008	29,000
4 year after June 30, 2008	13,000
5 year after June 30, 2008	13,000
Total	$159,000

8. Other payable and accrued expenses

Other payable and accrued expenses amounted to $96,041 as of June 30, 2008. Other payable and accrued expenses include taxes payables of $40,520 and other accrued expenses of $55,521.

9. Due to related parties

Due to related parties amounted to $424,069 as of June 30, 2008. Due to related parties includes $423,469 due to an entity, 33% of which is owned by Mr. Gao, our President and CEO and $600 due to Mr. Gao. Due to related parties payable are due on demand, interest free, and unsecured.

10. Stockholders’  equity

Additional paid in capital

The local government in Lang Fang required the Company’s subsidiary American Metal Technology (Lang Fang) Co., Ltd, to increase its investments in Lang Fang with respect to its 2nd phase construction.  On May 8, 2008, the Board of Directors authorized the transfer of $2,245,981 from the Company’s Retained Earnings to Paid in Capital.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ equity - continued

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve amounted to $275,697 and $244,286 for the six months ended June 30, 2008 and 2007, respectively.

11. Options and warrants

Stock Options

In April 2002 the Company issued options to purchase 40,000 shares of common stock at $3.00 per share. The options were issued to an employee under a non qualified option plan. As of April, 2007, all options have expired. No options were issued during the six month period ended June 30, 2008. The following table summarizes the options outstanding as of June 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	40,000	$3.00	$-
Reclassified from warrants	-	-	-
Granted	-	-	-
Forfeited/Canceled	40,000	-	-
Exercised	-	-	-
Outstanding, December 31, 2007	-	$-	$-
Reclassified from warrants	-	-	-
Granted	-	-	-
Forfeited/Canceled	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2008	-	$-	$-

Warrants

As a result of the exercise and expiration of warrants, the Company has no Class A and Class B warrants as of December 31, 2007.  99,320 Class B warrants, and 3,333 underwriter's B warrants expired on March 12, 2007.

On March 15, 2008, the Company issued to CCG Investor Relations Partners LLC warrants to purchase 50,000 shares to assist the Company in the execution of its investor relations strategy.

The following table summarizes the warrants outstanding as of June 30, 2008:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	102,653	$0.15	$-
Transferred to options	-	-	-
Granted	-	-	-
Forfeited/Canceled (March 12, 2007)	102,653	$0.15	-
Exercised	-	-	-
Outstanding, December 31, 2007	-	$-	$-
Transferred to options	-	-	-
Granted (3/15/2008)	50,000	$5	$-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, June 30, 2008	50,000	$5	$-

The weighted average remaining contractual life of warrants outstanding is 3.75 years as of June 30, 2008.

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

Major customers and major vendors

Two major customers accounted for 81% of the net revenue for the six months ended June 30, 2008. The Company had $2,358,636 accounts receivable from those customers as of June 30, 2008.

Mr. Gao, our President and Chief Executive Officer and a Director, and Xin Yaun Yuan, our Secretary and a Director, own a 35% and 21.6% interest, respectively, in a Chinese corporation, which, in turn, owns a 20% interest in the Company’s largest customer, which accounts for in excess of 50% of the net revenue for the six months ended June 30, 2008.  The remaining 80% interest in such customer is owned by a non-affiliated entity in which Mr. Gao or Ms. Yuan have no interest.

Three vendors provided 56% of the Company’s purchase of raw materials for the six months ended June 30, 2008. The Company had $675,330 accounts payable to those vendors as of June 30, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

13. Commitments

Consulting agreements:

On March 15, 2008, the Company signed a letter of engagement with CCG Investor Relations Partners LLC.  According to the terms of the letter of engagement, CCG agreed to assist the Company in the execution of its investor relations strategy. The agreement was for a twelve-month period and the Company agreed to pay $7,000 per month to CCG and issue warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5 per share. These warrants were recorded at the fair value of $100,796 based on 70% volatility, 4.12% discount rate and 0% annual rate of quarterly dividends.  The Company has been expensing the fair value of these warrants over the term of the agreement.

During the quarter ended June 30, 2008, the Company expensed $29,548 and deferred $71,248 in the consolidated financial statements.

14. Minority interest

The amount of $324,006 as of June 30, 2008, represents the 5% shareholder interest in BJTY.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of June 30, 2008 amounted to $13,869.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Allowance for doubtful accounts

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2008, the Company had net accounts receivable of $2,605,028, net of an allowance of $14,034

Inventory valuation

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months or six months ended June 30, 2008 and June 30, 2007.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity included unrealized loss from available for sale securities of $65,522 and translation adjustment of $1,882,108 as of June 30, 2008.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2008 and 2007, there was no significant book to tax differences.

RESULTS OF OPERATIONS

We design and manufacture high-precision casting and machined parts based on blueprints supplied by our customers. To set ourselves apart from our competition, we streamline the production cycle by providing a one stop solution to include all three integral process in making high precision parts, which are molding design and fabrication, high precision investment casting and the CNC machining process. Our products are almost exclusively component parts for use in final products. Those final products which are either assembled or manufactured outside China or are manufactured and assembled in China and exported to foreign markets.   We have a dedicated management team with over fifty years of combined experience in the casting and metal fabrication industries.  As of June 30, 2008, we have 327 full time employees.  Our primary focus during 2008 has been to increase demand for our castings and machined parts outside China, and we experienced significant growth in existing and new markets with existing and new customers.  We believe there is substantial additional demand for our products and services.

In addition to the 53,819 square foot manufacturing facility in Hebei, China utilized by our subsidiary corporations, we also rent an office in Beijing, China, which is utilized by Mr. Gao and his assistants with respect to international marketing and development of the Company.

To capitalize on the increased demand for our products, we have undertaken significant capital expansion and capital improvement efforts, utilizing most of the net proceeds received from our equity financing in 2007 to expand and enhance our manufacturing capabilities. Specifically, we have a phased plan to expand our capacity.  By the end of first quarter ended March 31, 2008, we completed the first phase of the expansion plan. Phase one entailed a 53,819 square foot manufacturing space, 5 turning centers and 60 CNC Mazak Lathe, 10 of which were delivered and became operational in the three months ended December 31, 2007, 9 of which were delivered and became operational in the three months ended of March 31, 2008 and the last of which became operational on or about April 1, 2008.

In March 2008, we announced we are planning to invest $3 million to build additional facilities at our Langfang manufacturing center. The new facilities mark the second phase of a three-phase plan to transform the Company’s capacity and capabilities for the foreseeable future. This second phase of our three-phase expansion plan will add two buildings totaling 71,041 square feet of manufacturing space (a two story building) and 47,361 square feet for dormitory space (a five story building), increasing annual capacity for molding design and fabrication by 100%, casting products by 50% to 3,600 tons from 2,400 tons and CNC lathe capacity by 25%.  Construction is due to be completed in December 2008, with full production beginning in January 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Revenue

Revenue for the three months ended June 30, 2008 was $5,086,839 an increase of 111% as compared to $2,410,578 for the three months ended June 30, 2007. Gross profit for the three months ended June 30, 2008, was $1,779,145, or 34.98% of revenues, compared to $776,915, or 32.23% of revenues, for the same period in 2007.

Revenue for the six months ended June 30, 2008 was $9,983,353 an increase of 123% as compared to $4,472,075 for the six months ended June 30, 2007. Gross profit for the six months ended June 30, 2008, was $3,238,540, or 32.44% of revenues, compared to $1,435,618, or 32.10% of revenues, for the same period in 2007.

The increase in revenue was due to several factors, including, but not limited to, greater production output as a result of increased capacity, effective management to maximize the production capacity of our machinery, and price increases that were imposed as a result of an overall rise in commodity prices that was in turn passed on to our customers.  In particular, since June 30, 2007, we have purchased and installed an additional 20 CNC MAZAK lathes, (bringing our total to 60 lathes), including 1 machine installed in April 2008.  The additional machines increased our production capacity and accordingly, will increase revenues based upon orders which we were previously unable to fill.  With continued efforts in implementing our business plan to expand market share, we were able to fully utilize the new production capacity with new orders and customers. We estimate that approximately 50% of our increase in revenues is related to our increase in machine capacity.  In addition, our management, after a careful and thorough study of our production methods, made several changes to improve our production and efficiency.  For example, we increased the turning speed of the blade in our lathe machines in order to produce more products within same time frame, and, whereas previously we employed one quality inspector for every two machines, where required we now allocate one inspector per machine.  Both of these changes provide us with greater utilization of our machinery.  We estimate that approximately 20% of our increase in revenue is related to such effective management to maximize our production capacity.  Finally, our revenues increased as a result of pricing changes related to the overall cost of commodities which we utilize.  We passed this price increase onto our customers.  We estimate that the remainder of our increase in revenue and gross profit, or approximately 30%, is related to fluctuations in commodity prices.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were approximately $374,772 for the three month period ended June 30, 2008, a net increase of $88,846 compared to $285,926 for the three month period ended June 30, 2007.

Total expenses, comprised mostly of general and administrative expenses were approximately $871,975 for the six month period ended June 30, 2008, a net increase of $317,643 compared to $554,332 for the six month period ended June 30, 2007.

The increase in operating expenses for the three month and six month periods ended June 30, 2008 was mainly due to increased depreciation and amortization cost from the new MAZAK lathes we purchased in 2007 and during the six months ended June, 2008 and an increase in our workforce to operate the new machines.

Interest Income and Expense

Net interest income for the three months ended June 30, 2008 was $1,621 as compared to net interest income of $655 for the three months ended June 30, 2007.

Net interest income for the six months ended June 30, 2008 was $7,349 as compared to net interest income of $2,082 for the six months ended June 30, 2007

This increase is primarily due to the increase in our cash and cash equivalents.

Other Income (Expense)

Other income for the three months ended June 30, 2008 was $(12,351) as compared to other expense of $(347) for the three months ended June 30, 2007.

Other income for the six months ended June 30, 2008 was $(11,310) as compared to other expense of $(2,418) for the six months ended June 30, 2007.

Net Income

We had net income of $1,403,540 for the three months ended June 30, 2008 an increase of 188% as compared to net income of $486,946 for the three months ended June 30, 2007.

We had net income of $2,420,736 for the six months ended June 30, 2008, an increase of 176% as compared to net income of $876,179 for the six months ended June 30, 2008

The increase was mainly due to an increase in revenue which increased 111% and 123% compared with the three months and six months ended June 30, 2007, respectively,  and an increase in gross profit which increased 129% and 125% compared with the three months and six months ended June 30, 2007, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $6,260,629 on June, 2008.  We met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China, and the issuance of shares during the full year ended 2007 of our common stock for cash.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of precision metal casting and electronic circuit boards manufactured in facilities located in the People’s Republic of China.

During the six month period ended June 30, 2008, net cash provided by operating activities was $955,101, and net cash provided from financing activities was $(17,728).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

On March 15, 2008, we signed a letter of engagement with CCG Investor Relations Partners LLC.  According to the terms of the letter of engagement, CCG agreed to assist us in the execution of its investor relations strategy. The agreement was for a twelve-month period and we agreed to pay $7,000 per month to CCG and issue warrants purchasing 50,000 shares of our common stock at an exercise price of $5 per share.

Purchase of Significant Equipment

The Company is currently executing a phased plan for growth.  The first phase of the plan is now complete and the second phase is in process.  We anticipate that the second phase will be complete  sometime during the last quarter of 2008 or the first quarter 2009.  We contemplate during this second phase the purchase of both machinery and equipment over the next 12 months and may include specialized casting equipment, CNC turning centers and additional CNC lathe machines.  Ultimately however, any additional machinery we purchase shall be based upon the current and projected needs at the time of purchase.   At this stage the Company contemplates spending approximately $3 million for construction for the phased growth, and between approximately $0.5 and $1 million for additional machinery and equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2008 we have investments of $109,939 in marketable securities.  During the three months and six months ended June 30, 2008, we recorded a gain of $9,196 and $44,847 on such securities.  Although these investments represent less than one (1%) percent of our total assets, and, accordingly, do no represent a significant component of our assets, there can be no assurance that there will not be significant fluctuations in the equity markets that reduce the value of these investments including, but not limited to, a total loss of the value of these investments.

We require substantial amounts of raw materials in our operations, including metals and energy. We purchase all of our raw materials from outside sources, and our metals purchases are from a select group of suppliers.  As a result, our purchases of metals are concentrated with a few suppliers and any interruptions in their ability to supply these materials could have a material adverse effect on our financial position, results of operations and/or cash flows. The availability and price of raw materials may also be subject to shortages in supply, suppliers’ allocations to other purchasers, and interruptions in production by suppliers (including by reason of labor strikes or work stoppages at our suppliers’ plants).  In addition, although we are subject to changes in exchange rates and worldwide price levels of raw materials, our contracts with our suppliers provide that we are not responsible for any 3-5% increase in commodity prices, including price increases resulting from currency fluctuations.  Our management has in the past and intends in the future to pass any additional increases in price to our customers.

Our subsidiary corporations in the People’s Republic of China conduct business in the local currency and therefore, we are exposed to foreign currency exchange risk resulting from fluctuations in foreign currencies. This risk could adversely impact our results and financial condition. We believe our current exposure to fluctuations in foreign currency exchange rates is immaterial, based upon the aforementioned provisions with respect to price increases found in our contracts with our suppliers. We have not entered into any foreign currency exchange and option contracts to reduce our exposure to foreign currency exchange risk and the corresponding variability in operating results as a result of fluctuations in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive and financial officers, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) as of the most recently completed quarter, have concluded that as of the end of the most recently completed quarter, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION. - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit Number	Description

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

(1)	Filed April 7, 2008, the Company announced the purchase of an additional 4 CNC lathe machines
(2)	Filed on May 12, 2008, the Company announced it financial results for the first quarter ended March 31, 2008
(3)	Filed July 22, 2008, the Company announced preliminary financial results for the second quarter ended June 30, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: August 11, 2008	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer