Form 10-Q
period 2008-09-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2008-11-19
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐ No ☒

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

 Yes ☒ No ☐

10,720,268 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of November 12, 2008.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$6,433,189
Accounts receivable - net	3,629,696
Investment in marketable securities	73,828
Other receivables	145,909
Advances to suppliers	961,826
Inventories	732,938
Total Current Assets	11,977,387

Property, Plant And Equipment, net	4,405,240

Construction in Progress	1,748,805

Intangible Assets, net	701,136

Total Assets	$18,832,569

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,165,856
Accrued liabilities and other payables	76,208
Amount due to related parties	1,260,132
Unearned revenue	25,079

Total Current Liabilities	2,527,274

Commitments	-

Shareholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 10,720,268 shares issued and outstanding	1,072
Additional paid in capital	7,786,114
Deferred expense-warrants	(45,841)
Statutory reserve	1,294,597
Accumulated other comprehensive income	1,904,758
Retained earnings	5,364,594

Total Stockholders' Equity	16,305,294

Total Liabilities and Shareholders' Equity	$18,832,569

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three month periods ended		Nine month periods ended
	September 30		September 30
	2008	2007	2008	2007

Net sales	$4,353,422	$2,738,896	$14,336,775	$7,210,970
Cost of goods sold	(3,027,594)	(1,781,008)	(9,772,407)	(4,817,465)
Gross profit	1,325,829	957,888	4,564,369	2,393,505
Operating expenses
Selling expenses	(9,887)	(5,262)	(40,604)	(19,520)
Impairment of goodwill	(120,128)	-	(120,128)	-
Operating and administrative expenses	(512,989)	(391,833)	(1,354,247)	(936,545)
Total operating expenses	(643,004)	(397,095)	(1,514,979)	(956,065)
Income from operations	682,825	560,793	3,049,390	1,437,440
Other income (expense)
Interest income	206,021	5,408	206,021	7,490
Gain on disposal of marketable securities	45,416	-	45,416	-
Other expense	(28,349)	-	(28,349)	(2,418)
Total other income	223,087	5,408	223,087	5,072
Income before minority interests	905,912	566,201	3,272,477	1,442,512
Minority interests	(9,693)	(6,777)	(9,693)	(6,644)
Net income	915,605	572,978	3,282,170	1,449,156
Other comprehensive items:
Unrealized loss from marketable securities	(39,479)	-	(117,401)	-
Foreign currency translation adjustment	127,650	170,380	1,028,067	362,752
Comprehensive income	$1,003,776	$743,358	$4,192,836	$1,811,908
Basic weighted average shares outstanding	10,430,606	9,386,993	10,411,993	8,012,302
Basic net earnings per share	$0.09	$0.06	$0.32	$0.18
Diluted weighted average shares outstanding	10,430,606	9,405,873	10,411,993	8,042,613
Diluted net earnings per share	$0.09	$0.06	$0.32	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)
	2008	2007
Cash flows from operating activities:
Net Income	$3,282,170	$1,449,156
Adjustments to reconcile net income to
net cash provided by operating activities:
Minority interest	(9,693)	(6,644)
Impairment of goodwill	120,128
Issuance of warrants for services	54,955	-
Gain on disposal of marketable securities	(45,416)	-
Bad debt expenses	(40,444)	-
Depreciation and amortization	298,230	218,104
(Increase)/decrease in assets:
Accounts receivable	(2,096,776)	392,902
Note receivable	-	(61,154)
Other receivables	34,359	56,679
Inventory	(140,659)	(26,379)
Advance to suppliers	83,070	218,005
Prepaid expenses	-	-
Accounts payable	357,393	193,380
Other payable and accrued expenses	(40,597)	27,839
Unearned revenue	10,871	54,117

Net Cash Provided By Operating Activities	1,867,589	2,516,005

Cash flows from investing activities:
Additions to construction in progress	(1,306,389)	-
Cash paid for acquisition of minority interest	(92,566)	-
Purchase of equipment and leasehold improvements	(1,384,585)	(2,130)

Net Cash Used in Investing Activities	(2,783,540)	(2,130)

Cash flows from financing activities:
Cash received on stock issuance	-	3,275,562
Purchase of marketable securities	(44,621)	-
Proceeds (Payments) from (to) related party loan	908,665	(234,339)

Net Cash Provided By Financing Activities	864,044	3,041,223

Net Increase (decrease) in Cash and Cash Equivalents	(51,907)	5,555,098

Effects of Exchange Rate Change in Cash	447,903	127,738

Cash and Cash Equivalents-Beginning Balance	6,037,193	787,444

Cash and Cash Equivalents-Ending Balance	$6,433,189	$6,470,280

Supplement disclosure of cash flow information:
Income taxes paid	$-	$4,638
Interest expenses paid	$-	$485
Non Cash Transaction:
Numbers of share issued due to reorganization	$-	$1,223,295,573
Numbers of share issued due to acquisition of minority interest	$383,555	$-

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

The Company entered into a Stock Purchase Agreement on November 6, 2006 (the "Stock Purchase Agreement") with American Metal Technology Group, a Nevada corporation (“AMTG"), pursuant to which the Company acquired one hundred (100%) percent of AMTG's outstanding common stock from the AMTG Stockholders and AMTG became a wholly-owned subsidiary of the company in a two step reverse takeover transaction on May 22, 2007.  In connection with this transaction, and in addition to the 173,253,434 shares of common stock outstanding immediately prior to closing, the Company issued 1,213,295,563 shares to the stockholders and consultants of AMTG, (1,142,388,273 shares to AMTG's former shareholders, including 20,000,000 shares of common stock issues to AMTG as investment upon completion of the due diligence period to the Stock Purchase Agreement, and redistributed proportionally to AMTG's shareholders as of May 22, 2007, and 70,907,300 shares to AMTG's consultants).  These shares represent more than eighty five (85%) of the Company's issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company.  In addition, as a condition of the closing of the Stock Purchase Agreement, the Company issued an additional 10,000,000 shares of common stock to a former officer and director of the Company in connection with the cancellation of all indebtedness to him, and his assumption of all liabilities and the assignment all assets of the Company immediately prior to closing.   AMTG is now a wholly owned subsidiary of the Company.

The exchange of shares with AMTG has been accounted for as a reverse acquisition under the purchase method of accounting since the shareholders of AMTG obtained control of the consolidated entity. Accordingly, the combination of the two companies has been recorded as a recapitalization of AMTG, with AMTG being treated as the continuing entity.  The historical financial statements presented herein are those of AMTG. The continuing company has retained December 31 as its fiscal year end.

 Reflecting the change of ownership, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name to American Metal & Technology, Inc., which became effective June 1, 2007.

The Company now through AMTG via its wholly owned subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. and American Metal Technology (Lang Fang) Co., Ltd., is mainly in the business of manufacturing and sales of high-precision investment casting and metal fabrication products in the People's Republic of China (“China”). The Company's production involves high-precision investment casting and machined products, including valves, pipe fittings, etc.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business - continued

AMTG was incorporated on January 13, 2004 under the laws of the State of Nevada. On June 1, 2004, AMTG entered into an Equity Purchase Agreement with Beijing Sande Technology (Holding) Co., Ltd. (“BST”) to acquire 80% ownership of Beijing Tong Yuan Heng Feng Technology Co., Ltd. (“BJTY”). As a result, AMTG issued 7,200 shares of his pre-split common stock to BST in exchange for 80% ownership of BJTY. On August 2, 2004, AMTG incorporated American Metal Technology (Lang Fang) Co., Ltd. (“AMLF”) in Hebei, China, for the purpose of expanding the production facility of BJTY. On August   8, 2004, AMTG and AMLF together entered into an equity purchase agreement with Beijing Sande Shang Mao Co., Ltd. (BSS) for the remaining 20% of BJTY. As a result, AMTG which issued 1,800 shares of pre-split common stock to BSS and AMLF becomes the owner of 20% shareholder of BJTY. AMTG later acquired the 20% ownership of BJTY from AMLF and owns 100% of BJTY. On November 12, 2004, AMTG effectuated a forward split of all the outstanding shares of common stock on a 1,000 for 1 basis. On November 2005, AMTG sold 5% of BJTY to an unrelated party for $240,000. As set forth below, the Company repurchased such shares pursuant to an Equity Purchase Agreement executed on September 22, 2008.

On December 3, 2007, American Metal Technology, Inc. (AMTI, "We, "Us, "Our" or the "Company" ) implemented a reverse stock split at the ratio of one (1) for one hundred fifty (150), such that stockholders shall receive one (1) share of common stock of the Company for every one hundred fifty (150) shares of common stock currently held, with no change in the par value of shares of common stock.

The reverse stock split will reduce the number of shares of Common Stock outstanding from approximately 1,560,374,357 shares to approximately 10,402,496 shares. In connection with the implementation of the reverse stock split, the board of directors and shareholders each approved by written consent as of November 15, 2007 to amend the Certificate of Incorporation (the "Amendment") of the Company to decrease the number of authorized shares from two billion (2,000,000,000) shares of common stock and one hundred million (100,000,000) shares of preferred stock to thirty million (30,000,000) shares of common stock and ten million (10,000,000) shares of preferred stock. The par value of the Company's stock shall remain at $.0001 per share for both the common and preferred shares.

On September 22, 2008, the Company entered in an Equity Purchase Agreement with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in Beijing Tong Yuan Heng Feng Technology Co., Ltd ("BJTY"), which is 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Equity Purchase Agreement, the Company shall pay to the Seller US $390,299. The Seller has agreed to accept from the Company the equivalent of US $92,566.46 or RMB 629,451.91 and balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon the amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. Pursuant to the Equity Purchase Agreement, the Company shall deliver to the Seller the cash consideration and duly executed share certificates representing the underlying shares registered in the name of the Seller within 60 days from the date of signature. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

2. Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2007. The results of the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Principal of consolidation

The consolidated financial statements of American Metal Technology, Inc. reflect the activities of the following subsidiaries:

Subsidiaries		Percentage Of Ownership
American Metal Technology Group, (“AMTG") Co., Ltd.	U.S.	100%
American Metal Technology (Lang Fang) Co., Ltd.	P.R.C.	100%
Beijing Tong Yuan Heng Feng (Technology) Co., Ltd.	P.R.C.	100%

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

Cash and cash equivalents and concentration of credit risk

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2008, cash and cash equivalent amounted to $6,433,189.  The cash is deposited with four banks in China and is not insured.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2008, the Company had accounts receivable of $3,629,696, net of allowance of $37,165.

Advances to suppliers

The Company makes advances to certain vendors for the purchase of material. As of September 30, 2008, the advances to suppliers amounted to $961,826.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of September 30, 2008 amounted to $25,079.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity. Accumulated other comprehensive income included unrealized loss from available for sale securities of $105,000 and translation adjustment of $2,009,758 as of September 30, 2008.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2008 and 2007, there was no significant book to tax differences.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

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

Marketable securities classified as available for sale consisted of the following as of September 30, 2008:

Marketable Securities	Cost	Market Value at September 30, 2008	Unrealized loss for the nine month period ended September 30, 2008	Accumulated Unrealized Loss

Various	$178,828	$73,828	$117,401	$105,000

As of September 30, 2008, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

4. Other receivables

Other receivable of $145,909 is comprised of notes receivable of $117,822 and other receivable amounting $28,087 as of September 30, 2008. Both are due from unrelated parties, unsecured, due on demand, and interest free.

5. Inventories

Inventories consisted of the followings at September 30, 2008:

2008
Supplies and raw materials	535,188
Work in process	141,909
Finished goods	55,841
Totals	732,938

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment

Property, Plant and Equipment consist of the following at September 30, 2008:

Building and improvements	986,022
Vehicle	114,970
Machinery and equipments	4,298,672
Totals	5,399,664
Less: accumulated depreciation	(994,424)
4,405,240

Depreciation expenses for the nine month period ended September 30, 2008 and 2007 were $256,925 and $182,327, respectively.

7. Intangible assets

The intangible assets comprised of following at September 30, 2008:

Land use right, net	615,650
Permits, net	85,486
Total	701,136

Land use right:

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $669,185. The land use right is for fifty years. The intangible assets consist of the followings as of September 30, 2008:

2008
Intangible assets	669,185
Less: accumulated amortization	53,535
615,650

Permits:

Permits amounted to $85,486 as of September 30, 2008 and are amortized over 5 years:

2008
Prepaid expenses	$197,275
Less: accumulated amortization	111,789
$85,486

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible assets - continued

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008 the Company expects these assets to be fully recoverable.

Total amortization expenses for the nine month period ended September, 2008 and 2007 amounted to $41,305 and $35,777 respectively. Amortization expenses for next five years after September 30, 2008 are as follows:

1 year after September 30, 2008	$52,839
2 year after September 30, 2008	52,839
3 year after September 30, 2008	19,960
4 year after September 30, 2008	13,384
5 year after September 30, 2008	13,384
Total	$152,404

8. Other payable and accrued expenses

Other payable and accrued expenses amounted to $76,208 as of September 30, 2008. Other payable and accrued expenses include taxes payables $15,111 and other accrued expenses $61,097.

9. Due to related parties

Due to related parties amounted to $1,260,132 as of September 30, 2008. Due to related parties includes $1,209,532 due to an entity, 35% of which is owned by Mr. Gao, our President and CEO and $50,600 due to Mr. Gao. Due to related parties payable is due on demand, interest free, and unsecured.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the surplus reserve amounted to $368,529 and $93,880 for the nine months ended September 30, 2008 and 2007, respectively.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Options and warrants

Stock Options

In April 2002 the Company issued options to purchase 40,000 shares of common stock at $3.00 per share. The options were issued to an employee under a non qualified option plan. As of April, 2007, all options have expired. No options were issued during the nine month period ended September 30, 2008. The following table summarizes the options outstanding as of September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	40,000	$3.00	$-
Reclassified from warrants	-	-	-
Granted	-	-	-
Forfeited/Canceled	(40,000)	-	-
Exercised	-	-	-
Outstanding, December 31, 2007	-	$-	$-
Reclassified from warrants	-	-	-
Granted	-	-	-
Forfeited/Canceled	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2008	-	$-	$-

Warrants

As a result of the exercises and expiration of warrants, the Company has no Class A and Class B warrants as of December 31, 2007.  99,320 Class B warrants, and 3,333 underwriter's B warrants expired on March 12, 2007.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Options and warrants - continued

On March 15, 2008, the Company issued to CCG Investor Relations Partners LLC warrants to purchase 50,000 shares to assist the Company in the execution of its investor relations strategy.

The following table summarizes the warrants outstanding as of September 30, 2008:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, January 1, 2007	102,653	$0.15	$-
Transferred to options	-	-	-
Granted	-	-	-
Forfeited/Canceled (March 12, 2007)	(102,653)	$0.15	-
Exercised	-	-	-
Outstanding, December 31, 2007	-	$-	$-
Transferred to options	-	-	-
Granted (3/15/2008)	50,000	$5	$-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, September 30, 2008	50,000	$5	$-

The weighted average remaining contractual life of warrants outstanding is 3.5 years as of September 30, 2008.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Current vulnerability due to certain concentrations - continued

Major customers and major vendors

One major customer accounted for 71% of the net revenue for the nine months ended September 30, 2008. The Company had accounts receivable of $3,195,049 from the customer as of September 30, 2008.

A majority of our customers ultimately sell our products to users in Europe which subjects us to a substantial risk of an economic downturn to Europe.

Mr. Gao, our President and Chief Executive Officer and a Director, and Xin Yan Yuan, our Secretary and a Director own 35% and 21.6%, respectively of a company now known as Beijing Sande Technology (Holding) Co., Ltd. (“Beijing Sande”) which is a Chinese Corporation which, in turn, owns approximately 20% of Beijing Micro Matic Machinery, Ltd, which is the 71% customer referred to above.  The controlling interest of approximately 80% of Beijing Micro Matic Machinery, Ltd. is owned by Denmark Micro Matic International SA, (“Denmark Micro”) an entity registered in Denmark.

Three major vendors provided 69% of the Company’s purchase of raw materials for the nine months ended September 30, 2008. The Company had $483,752 of accounts payable to those vendors as of September 30, 2008.

One major customer accounted for 66% of the net sales for the nine months ended September 30, 2007. The Company had no accounts receivable from such customer as of September 30, 2007.

One vendor provided 64% of the Company's purchase of raw materials for the nine months ended September 30, 2007. The Company had $222,367 of accounts payable to these vendors as of September 30, 2007.

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

During the nine months ended September 30, 2008, the Company expensed $54,955 and deferred $45,841 in the consolidated financial statements.

14. Acquisition of Minority Interest

On September 22, 2008, the Company entered in an Equity Purchase Agreement ("the Agreement") with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in Beijing Tong Yuan Heng Feng Technology Co., Ltd ("BJTY"), which was 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company agreed to pay to the Seller US $390,299. The Seller has agreed to accept from the Company the equivalent of US $92,566.46 or RMB 629,451.91 and balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon the amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company agreed to deliver to the Seller the cash consideration and duly executed share certificates representing the underlying shares registered in the name of the Seller within 60 days from the date of signature. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

The acquisition of minority interest by the Company resulted in goodwill of $120,128. The Company evaluated the valuation of goodwill as on September 30, 2008 and determined, based upon the net loss generated by BJTY,  that the goodwill has been impaired. Therefore, the Company recorded an impairment of goodwill of $120,128 on September 30, 2008.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of September 30, 2008 amounted to $25,079.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Allowance for doubtful accounts

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2008, the Company had net accounts receivable of $3,629,696, net of allowance of $37,165.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was an impairment of goodwill in the amount of $120,128 and $0 for the nine months ended September 30, 2008 and September 30, 2007.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity included  unrealized loss from available for sale securities of $105,000 and translation adjustment of $2,009,758 as of September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2008 and 2007, there was no significant book to tax differences.

RESULTS OF OPERATIONS

We design and manufacture high-precision casting and machined parts based on blueprints supplied by its customers. To set us apart from competition, we streamlined production cycle by providing a one stop solution to include all three integral processes in making high precision parts, which are molding design and fabrication, high precision investment casting and CNC machining process. Our products are almost exclusively component parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China exported to foreign markets.   Our primary focus during 2008 has been to increase demand for our castings and machined parts outside China, and we experienced significant growth in existing and new markets with existing and new customers.  We believe there is substantial additional demand for our products and services.

To capitalize on the increased demand for our products, we have undertaken significant capital expansion and capital improvement efforts, utilizing most of the net proceeds received from our equity financing in 2007 to expand and enhance our manufacturing capabilities. Specifically, we have a phased plan to expand our capacity.  By the end of first quarter ended March 31, 2008, we completed the first phase of the expansion plan. Phase one entails a 53,819 square foot manufacturing space, 5 turning centers and 60 CNC Mazak Lathe, 19 of which were delivered and became operational in the three months ended December 31, 2007 and the three months ended March 31, 2008 and the last of which became operational on or about April 7, 2008.  All of the new high-precision lathe machines are equal in size and capacity to the Company's existing machines.

In March 2008, we announced we are planning to invest $3 million to build additional facilities at our Langfang manufacturing center. The new facilities mark the second phase of a three-phase plan to transform the Company’s capacity and capabilities for the foreseeable future. This second phase of our three-phase expansion plan will add two buildings totaling 71,041 square foot of manufacturing space (a two story building) and 47,361 square foot for dormitory space (a five story building), increasing annual capacity for molding design and fabrication by 100%, casting products by 50% to 3,600 tons from 2,400 tons and CNC lathe capacity by 25%.  Construction is due to be completed in December 2008, with full production beginning in January 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

On September 22, 2008, the Company entered in an Equity Purchase Agreement ("the Agreement") with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in Beijing Tong Yuan Heng Feng Technology Co., Ltd ("BJTY"), which is 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company shall pay to the Seller US $390,299. The Seller has agreed to accept from the Company the equivalent of US $92,566.46 or RMB 629,451.91 and balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon the amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company shall deliver to the Seller the cash consideration and duly executed share certificates representing the underlying shares registered in the name of the Seller within 60 days from the date of signature.  The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

Revenue

Revenue for the three months ended September 30, 2008 was $4,353,422 an increase of 59% as compared to $2,738,896 for the three months ended September 30, 2007. Gross profit for the three months ended September 30, 2008, was $1,325,829, or approximately 30% of revenues, compared to $957,888, or 35% of revenues, for the same period in 2007.

Revenue for the nine months ended September 30, 2008 was $14,336,775 an increase of 99% as compared to $7,210,970 for the nine months ended September 30, 2007. Gross profit for the nine months ended September 30, 2008, was $4,564,369, or 32% of revenues, compared to $2,393,505 for the same period in 2007.

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

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were approximately $643,004 for the three month period ended September 30, 2008, a net increase of $245,909 compared to $397,095 for the three month period ended September 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Total expenses, comprised mostly of general and administrative expenses were approximately $1,514,979 for the nine month period ended September 30, 2008, a net increase of $558,914 compared to $956,065 for the nine month period ended September 30, 2007.

The increase in operating expenses for the three month and nine month periods ended September 30, 2008 was mainly due to increased depreciation and amortization cost from the new MAZAK lathes which we purchased in 2007 and during the six months ended June, 2008 and an increase in our workforce to operate the new machines.

Interest Income and Expense

Net interest income for the three months ended September 30, 2008 was $206,021 as compared to net interest income of $5,408 for the three months ended September 30, 2007.

Net interest income for the nine months ended September 30, 2008 was $206,021 as compared to net interest income of $7,490 for the nine months ended September 30, 2007

This increase is primarily due to the increase in our cash and cash equivalents.

Other Income (Expense)

Other expense for the three months ended September 30, 2008 was $28,349 as compared to other expense of $0 for the three months ended September 30, 2007.

Other expense for the nine months ended September 30, 2008 was $28,349 as compared to other expense of $2,418 for the nine months ended September 30, 2007.

Net Income

We had net income of $915,605 for the three months ended September 30, 2008 an increase of 59.8% as compared to net income of $572,978 for the three months ended September 30, 2007.

We had net income of $3,282,170 for the nine months ended September 30, 2008, an increase of 126% as compared to net income of $1,449,156 for the nine months ended September 30, 2007

The increase was mainly due to an increase in revenue which increased 59% and 99% compared with the three months and nine months ended September 30, 2007, respectively, and an increase in gross profit which increased 38% and 91% compared with the three months and nine months ended September 30, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $6,433,189 on September 30, 2008.  We met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China, and the issuance of shares during the full year ended 2007 of our common stock for cash.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of precision metal casting and electronic circuit boards manufactured in facilities located in the People’s Republic of China.

During the nine month period ended September 30, 2008, net cash provided by operating activities was $1,867,589, and net cash provided from financing activities was $864,044.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

None.

Purchase of Significant Equipment

The Company is currently executing a phased plan for growth.  The first phase of the plan is now complete and the second phase is in process.  We anticipate that the second phase will be complete sometime during the last quarter of 2008 or the first quarter 2009. We contemplate during this second phase the purchase of both machinery and equipment over the next 12 months and may include specialized casting equipment, CNC turning centers and additional CNC lathe machines.  Ultimately however, any additional machinery we purchase shall be based upon the current and projected needs at the time of purchase.   At this stage the Company contemplates spending approximately $3 million for construction for the phased growth, and between approximately $.5 and $1 million for additional machinery and equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2008 we have investments of $73,828 in marketable securities.  During the three months and nine months ended September 30, 2008, we recorded a gain of $569 and $45,416 on such securities.  Although these investments represent less than one (1%) percent of our total assets, and, accordingly, do not represent a significant component of our assets, there can be no assurance that there will not be significant fluctuations in the equity markets that reduce the value of these investments including, but not limited to, a total loss of the value of these investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

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

ITEM 4T. CONTROLS AND PROCEDURES

After we filed our Form 10-KSB for the fiscal year ending December 31, 2007, we received comments from the Securities and Exchange Commission (“SEC”) with respect to our evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  The SEC took the position that our statement with respect to our evaluation of our disclosure controls and procedures was not in compliance with SEC regulations.  The reasons for the said lack of compliance include, but are not limited to, our failure to provide the required Management’s Annual Report on Internal Control over Financial Reports, and to specifically refer to the framework utilized to evaluate the effectiveness of our internal control over financial reports.  Accordingly, we intend to file an amended Form 10-KSB with the required report.

After analyzing the SEC’s comments regarding our evaluation of our disclosure controls and procedures contained in our Form 10-KSB for the fiscal year ending December 31, 2007, our principal executive and financial officer, after evaluating the effectiveness of our “disclosure controls and procedures”, has concluded that as of the end of the period covered by this report, except as set forth in the preceding paragraph with respect to the required disclosure statement, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including, our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal control over financial reporting identified during the period covered by this report which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit Number	Description

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33	Equity Purchase Agreement*

(B) Reports on Form 8-K

(1)	Filed July 22, 2008, the Company announced its financial results for the second quarter ended June 30, 2008 as well as revised estimated for the full year ending December 31, 2008
(2)	Filed on September 23, 2008, the Company entered in an Equity Purchase Agreement

* Incorporated by reference to our Form 8-K filed with the US Securities and Exchange Commission on September 23, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: November 18, 2008	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer