Form 10KSB/A
period 2007-12-31
AMERICAN METAL & TECHNOLOGY, INC.
filed 2008-12-31
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB /A
Amendment No. 1

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

Yes ☐ No  ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive information or proxy statements incorporated by reference in Part III of this Form 10-KSB /A or any amendment to this Form 10-KSB /A ☒

Indicate by check mark whether the Issuer is a shell company as defined in Rule 12-b-2 of the Exchange Act.

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

Statements in this Form 10-KSB /A that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

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

We have a dedicated management team with over fifty years of combined experience in the casting and metal fabrication industries.  As of November 17, 2008, we had 340 employees.

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

Employees and Consultants

As of November 17, 2008, we had 340 full time employees.

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

As of December 29 , 2008 there were a total of 827  holders of record of our Common Stock. We have not paid any dividends on our Common Stock during either of the past two fiscal years and have no intention of paying dividends during the forthcoming fiscal year.

On December 6, 2007, we announced in a press release that we had submitted an application for listing upon the NASDAQ Capital Market, and as of the date of this report NASDAQ’s continued review of our file is pending subject to the increase in our stock price to $4.00.   If we are approved for listing upon the NASDAQ Capital Market, of which there can be no assurance, we shall issue a press release announcing such fact.

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

As of December 31, 2007, we had 256 employees working at our factories compared to 219 at the same time in the prior year.

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

ITEM 8A (T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In the Company’s Form 10-KSB for the fiscal year ended on December 31, 2007, our principal executive and financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

After we filed our Form 10-KSB for the fiscal year ended December 31, 2007, we were notified by the SEC that the statement which we filed with respect to our evaluation of our disclosure controls and procedures was not in compliance with SEC regulations for reasons which include, but are not limited to, our failure to provide our Management’s Annual Report on Internal Control over Financial Reporting (the “Report”) and to specifically refer to the framework utilized to evaluate the effectiveness of our internal control over financial reporting. Due to these omissions, our principal executive and financial officer determined that the Company’s Form 10-KSB for the fiscal year ended on December 31, 2007 was not in compliance with SEC regulations and concluded that, as of December 31, 2007, its disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Accordingly, in order to correct these omissions, we have filed this Form 10-KSB/A, which includes the Report and a reference to the framework utilized in management’s evaluation.

There have been no changes in our internal controls or in other factors that could materially affect, or were reasonable likely to materially affect these controls during or subsequent to the year ended December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance with respect to the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which:

· Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

· Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

· Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

ITEM 8A(T). CONTROLS AND PROCEDURES - continued

Management’s Annual Report on Internal Control Over Financial Reporting

Based upon this assessment, no material weaknesses were discovered. However, in view of the fact that this Management’s Annual Report on Internal Control Over Financial Reporting and a reference to the COSO framework was not included in our Form 10-KSB, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2007.

The Company has corrected this omission by filing this Form 10-KSB/A. With respect to its future filings, the Company plans to create an internal checklist of reporting requirements into order to avoid omissions.

This Annual Report does not include an attestation report of our registered public accounting firm with respect to internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission which permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended December 31, 2007 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Li Wei Gao, age 55, has served as a director since May 22, 2007, upon the closing of the Stock Purchase Agreement which resulted in the reverse acquisition of American Metal Technology Group; and has served as president and director of American Metal Technology Group since January 1, 2006 to present.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Gao, our President and Chief Executive Officer and a Director, and Xin Yan Yuan, our Secretary and a Director own 35% and 21.6%, respectively of a company now known as Beijing Sande Technology (Holding) Co., Ltd. (“Beijing Sande”) which is a Chinese Corporation which, in turn, owns approximately 20% of Beijing Micro Matic Machinery, Ltd, which is one of our largest customers.  The controlling interest of approximately 80% of Beijing Micro Matic Machinery, Ltd. is owned by Denmark Micro Matic International SA, (“Denmark Micro”) an entity registered in Denmark.

Mr. Gao and Ms. Yuan, individually or jointly, do not have any direct interest or control of Beijing Micro Matic Machinery, Ltd.  In view of Beijing Sande’s 20% interest in Beijing Micro Matic Machinery, Ltd., and Mr. Gao and Ms. Yuan’s 35% and 21.6% interest in Beijing Sande, Mr. Gao and Ms. Yuan indirectly hold approximately 7% and 4% of Beijing Micro Matic Machinery, Ltd.  Our management does not believe that this interest is material, provided, however, that Beijing Sande has the right to appoint one of seven directors of Beijing Micro Matic Machinery, Ltd..

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
Date: December 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chen Gao
Chen Gao, Director
Date: December 31, 2008

By:	/s/ Xin Yan Yuan
Xin Yan Yuan, Director
Date: December 31, 2008

By:	/s/ Li Wei Gao
Li Wei Gao, Director
Date: December 31, 2008

AMERICAN METAL & TECHNOLOGY, INC.
__________

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

TABLE OF CONTENTS
__________

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:	F-3

Consolidated Balance Sheets as of December 31, 2007	F-3

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7 - F- 20

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

19

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