Form 10-Q/A
period 2008-06-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2008-12-31
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q /A
Amendment No. 1

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
FORM 10-Q /A

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

ITEM 4T. CONTROLS AND PROCEDURES

After we filed our Form 10-KSB for the fiscal year ended December 31, 2007, we were notified by the Securities and Exchange Commission (“SEC”) that the statement which we filed with respect to our evaluation of our disclosure controls and procedures was not in compliance with SEC regulations for reasons which include, but are not limited to, our failure to provide our Management’s Annual Report on Internal Control over Financial Reporting (the “Report”) and to specifically refer to the framework utilized to evaluate the effectiveness of our internal control over financial reporting. Due to these omissions, our principal executive and financial officer determined that the Company’s Form 10-KSB for the fiscal year ended December 31, 2007 was not in compliance with SEC regulations and concluded that as of December 31, 2007 its disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Accordingly, we are filing an amended Form 10-KSB with the Report and a reference to the framework utilized in management’s evaluation.

In view of the fact that we had not filed the amended Form 10-KSB for the fiscal year ended December 31, 2007 as of the fiscal quarter ended June 30, 2008, our principal executive and financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), has concluded that as of the fiscal quarter ended June 30, 2008 our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including, our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: December 31, 2008	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer