Form 10-Q/A
period 2008-09-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2008-12-31
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q /A
(Amendment No. 1)

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

In view of the fact that we had not filed the amended Form 10-KSB for the fiscal year ended December 31, 2007 as of the fiscal quarter ended September 30, 2008, our principal executive and financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), has concluded that as of the fiscal quarter ended September 30, 2008 our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including, our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit Number	Description

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33	Equity Purchase Agreement*

(B) Reports on Form 8-K

(1)	Filed July 22, 2008, the Company announced its financial results for the second quarter ended June 30, 2008 as well as revised estimated for the full year ending December 31, 2008.
(2)	Filed on September 23, 2008, the Company entered in an Equity Purchase Agreement.

* Incorporated by reference to our Form 8-K filed with the US Securities and Exchange Commission on September 23, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: December 31, 2008	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer