Form 10-K
period 2008-12-31
AMERICAN METAL & TECHNOLOGY, INC.
filed 2009-04-15
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________

Commission File Number 033-19048-NY

AMERICAN METAL & TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2856171
(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number)

633 W. 5th Street, 28th Floor Los Angeles, CA 90071
(Address of Principal Executive Offices, including Zip Code)

(213) 223-2321
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Common stock, par value $.0001	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.

Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliated computed by reference to the price at which the common equity was last sold was approximately $32,352,357.

As at March 31, 2009, there were 10,720,268 shares of Common Stock, $0.001 par value per share issued.

Documents Incorporated By Reference -None

PART I

DISCLOSURE OF FORWARD-LOOKING STATEMENTS

Statements in this Form 10-K that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

ITEM 1.  DESCRIPTION OF BUSINESS

Our Business

On June 1, 2007, American Metal & Technology, Inc. formally changed its name from Murray United Development Corporation to American Metal & Technology, Inc. (the “Company”).  Murray United Development Corporation was incorporated on October 13, 1987 under the laws of the State of Delaware.  The Company through its wholly owned subsidiary American Metal Technology Group, a Nevada corporation (“AMTG”), and through AMTG’s wholly owned subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. ("BJTY") and American Metal Technology (Lang Fang) Co., Ltd., ("AMLF"), primarily specializes in precision casting, machining, mold design and manufacturing in the People's Republic of China ("China"). We manufacture investment casting and machined products, including valves, pipe fittings, regulators, dispensers, machinery spare parts, marine hardware, water treatment parts, automotive and airplane accessories, electronic circuit board for home appliances and motion controllers, and other equipment parts based upon blueprints supplied to us by our customers. We use a wide range of ferrous and non-ferrous materials such as stainless steel, carbon steel, low alloy steel and aluminum. Our factory is certified with ISO9001 and ISO14001 standards.

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

We own and operate 60 Mazak CNC lathes, 4 machining centers with 4 axis, and 20 other machines, including CNC milling machine, laser sculptor, in-center grinding, with 2D Video Measurement, ultrasonic cleaning line and other high technology functions. CNC Lathes are manufactured by Yamazaki Mazak Corporation (Japan), a machine tool maker in Japan, which is a global manufacturer of CNC machine tools with operations in Japan, the US, England, and Singapore. We are able to manufacture parts between 0.003 - 35 kg in weight, +/- 1° of normal angle tolerance up to +/-0.5° of special angle tolerance and Ra1.6 - Ra 3.2° in surface roughness.

In December 2008, the Company purchased 9 sets of casting machines, worth $107,352 (730,000 RMB).  These machines are expected to increase foundry and casting capacity.  As of the date of this Annual Report, these machines are not operational.  We are in the process of installing the machines.

We have a dedicated management team with over fifty years of combined experience in the casting and metal fabrication industries. As of March 31, 2009, we had 225 employees.

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

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Our Business - continued

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

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Our Strategies - continued

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

In 2003, there were approximately 12,000 metal foundries and metal casting manufacturers in China. We also compete with many international companies. There are an estimated 2,950 metal casting companies in the United States as of year 2002. An example of one of our Chinese competitors is Beijing Hithertop Precision Casting Co., Ltd. ("Hithertop"), with $14.5 million in sales, Hithertop is a privately owned high-tech export-oriented metal casting manufacturer. It occupies a total plant area of 53,000m2. Hithertop is located in South-east suburb of Beijing, 35km southeast off the Beijing International Airport and 75km northwest of Tianjin International Seaport. Other than competing on the same geographical area in the city of Beijing, Hithertop is competing with our metal casting parts in the Food and Beverage industry as well as metal casting components in other industries.

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

ITEM 1.  DESCRIPTION OF BUSINESS - continued

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

Employees and Consultants

As of March 31, 2009, we had 225 full time employees.  The Company has reduced approximately one-third of its work force over the past few months due to a significant decrease in sales orders resulting from the global economic downturn.

On March 15, 2008, the Company signed a letter of engagement with CCG Investor Relations Partners LLC.  According to the terms of the agreement, CCG agreed to assist the company in the execution of its investor relations strategy. The agreement was for a twelve-month period and the Company agreed to pay $7,000 per month to CCG and issue warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5 per share. These warrants were recorded at the fair value of $100,796 based on 70% volatility, 4.12% discount rate and 0% annual rate of quarterly dividends.  The Company expensed the fair value of these warrants over the term of the agreement. As of September 1, 2008, we terminated our agreement with CCG Investor Relations Partners LLC.

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

Notwithstanding the foregoing, the Company, as first announced in a press release dated December 6, 2007, submitted an application for listing upon the NASDAQ Capital Market, and as of the date of this report NASDAQ’s continued review of our file is pending subject to the increase in our stock price to $4.00.  If we are approved for listing upon the NASDAQ Capital Market, of which there can be no assurance, we shall issue a press release announcing such fact.

REPORTS TO SECURITY HOLDERS

We have not in the past provided an annual report to our shareholders and do not intend to do so.  However, if we are approved for listing upon the NASDAQ Capital Market, and in accordance with the applicable rules for listed companies, we shall commence providing to our shareholders an annual report. We are subject to the disclosure rules of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to smaller reporting companies and are therefore required to file a Form 10-K annually and Forms 10-Q quarterly. In addition, we are required to file Forms 8-K and other information statements from time to time as required.

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

On February 5, 2008, we announced in a press release our intention to expand the foregoing facility.  We intended to invest an estimated $3 million in the new development which will include two buildings totaling approximately 10,916 square meters. We have completed construction of the first building, which is a factory with a workspace of 6,654.84 square meters.  It entails  a 4,500 square meter metal casting shop, a 1,000 square meter electronic shop, a 500 square meter mould shop, and a 600 square meter inventory and assorted sets shop. The second building, which has not been completed, will be a  4,260.84 square meter four level staff dormitory which will accommodate 600 staff members. All of the manufacturing facilities are ISO 9001 certified.  This expansion will increase by 50% our annual capacity for casting products from 2,400 tons to 3,600 tons, and enhance the capabilities for the development and manufacturing of circuit board solutions.

As of the date of this report, the Company has determined to halt the expansion projects for an undetermined period of time due to current market conditions.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal quarter ended December 31, 2008.

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

Years Ended December 31, 2008 and December 31, 2007 (all stock prices reflect retroactively the 1-for-150 reverse stock split, which became effective December 3, 2007).

	2008		2007
	High	Low	High	Low
1st Quarter	$6.49	$3.16	$2.55	$1.50
2nd Quarter	$3.65	$3.00	$16.51	$1.35
3rd Quarter	$3.11	$.75	$8.10	$4.95
4th Quarter	$.90	$.46	$9.75	$3.11

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

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES - continued

As of December 31, 2008 there were a total of 827 holders of record of our Common Stock. We have not paid any dividends on our Common Stock during either of the past two fiscal years and have no intention of paying dividends during the forthcoming fiscal year.

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

RECENT SALES OF UNREGISTERED SECURITIES

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

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company has four million ($4,000,000) dollars or more in net income for the fiscal year of 2008, excluding expenses relating to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission.  The incentive compensation shall be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of four million ($4,000,000) dollars by twenty (20%) percent and dividing such product by an agreed value of $0.75 per share.

The Board of Directors determined that the Company’s net income, prior to expenses relating to the incentive compensation, for the fiscal year 2008 was $4,236,735. Accordingly, based upon a formula set forth in the October 31, 2008 Consent and the Board’s determination that the net income of the Company for the fiscal year of 2008 was four million two hundred thirty six thousand seven hundred thirty five ($4,236,735) dollars before deducting the expense of the incentive compensation, the incentive compensation shall be paid by the issuance of 596,462 shares of common stock by the Company which were calculated as follows: (A) 533,333 shares of common stock, determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product, four hundred thousand ($400,000) dollars, by an agreed value of $0.75 per share and (B) 63,129 shares of common stock determined by multiplying two hundred thirty six thousand seven hundred and thirty five ($236,735) dollars, the amount of net profit in excess of four million ($4,000,000) dollars, by twenty (20%) percent and dividing the product, forty seven thousand and three hundred forty seven ($47,347) dollars, by an agreed value of $0.75 per share.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of December 31, 2008 amounted to $8,645.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Allowance for doubtful accounts

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2008, the Company had net accounts receivable of $2,470,732, net of an allowance of $62,716.

Inventory valuation

Inventories are valued at the lower of cost or market value using weighted average method. Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

Critical Accounting Policies and Estimates - continued

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the years ended December 31, 2008 and December 31, 2007.

Critical Accounting Policies and Estimates

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $1,865,844 as of December 31, 2008.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2008 and 2007, there was no significant book to tax differences.

RESULTS OF OPERATIONS

Overview

Our products are almost exclusively components parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China exported to foreign markets.  We estimate that, in 2008, approximately 20% of our products were exported for assembly outside China and 80% were assembled in China then exported to foreign markets.  Our primary focus during 2007 and 2008 has been to increase demand for our castings and machined parts outside China, and we experienced significant growth in existing and new markets with existing and new customers.  We believe there is substantial additional demand for our products and services.

To capitalize on the increased demand for our products, we commenced significant capital expansion and capital improvement efforts, utilizing most of the net proceeds received from our equity financing in 2007 to expand and enhance our manufacturing capabilities. By the end of first quarter ended March 31, 2008, we completed the first phase of the expansion plan. Phase one entails a 53,819 square foot manufacturing space, 5 turning centers and 60 CNC Mazak Lathe, 19 of which were delivered and became operational in the three months ended December 31, 2007 and the three months ended March 31, 2008 and the last of which became operational on or about April 7, 2008.  All of the new high-precision lathe machines are equal in size and capacity to the Company's existing machines.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

RESULTS OF OPERATIONS - continued

In February 2008, we announced that we were planning to invest $3 million to build additional facilities at our Langfang manufacturing center. The new facilities marked the second phase of a four-phase plan to transform the Company’s capacity and capabilities for the foreseeable future. This second phase of our four-phase expansion plan will add two buildings totaling approximately 10,916 square meters, increasing annual capacity for casting products by 50% to 3,600 tons from 2,400 tons.

During the first quarter of the fiscal year ends on December 31, 2009, we completed construction of the first building, which is a factory with a workspace of 6,654.84 square meters.  The factory entails  a 4,500 square meter metal casting shop, a 1,000 square meter electronic shop, a 500 square meter mould shop, and a 600 square meter inventory and assorted sets shop. The second building will be a 4,260.84 square meter four level staff dormitory which will accommodate 600 staff members. We have not completed the construction of the second building.

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

As of December 31, 2008, we had 323 employees working at our factories compared to 256 at the same time in the prior year. Prior to December 2008, the Company operated with three shifts per day for seven days each week.  Due to the global economic downturn, in December 2008, the Company shifts were reduced to one shift per day.  From January 2009 through the date of this Annual Report, the Company has been operating one shift per day.

As of March 2009, the Company’s sales dropped approximately 80% as compared to December 2008.  We experienced a 70% decline in our orders from our European customers.  We anticipate that during 2009 we will achieve 40% of the sales which we received during the fiscal year ended December 31, 2008.  Depending upon the condition of the economy, we may experience a net loss for 2009.

Year ended December 31, 2008 compared with the year ended December 31, 2007

Revenue

Revenue for the year ended December 31, 2008, was $18,539,583 an increase of 73.97% as compared to $10,656,958 for the year ended December 31, 2007. Revenue increased for the year ended December 31, 2008, as compared with year ended December 31, 2007, largely as a result of an increase from 40 CNC MAZAK lathes in 2007 and an additional turning center, which resulted in an operating capacity increase of 37.5%, to 60 CNC MAZAK lathes for the year ended December 31, 2007. Gross profit margin for the year ended December 31, 2008, was $5,724,006, or 30.87% of revenues, compared to $3,090,013, or 28.99% of revenues for the same period in 2007. The increase was mainly due to greater throughput as a result of increased capacity during the fourth quarter.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses and one-time expenses with respect to the upgrade of the equipment at the manufacturing facility owned by our subsidiary AMLF, were approximately $2,044,607 for the year ended December 31, 2008, a net increase of $1,017,931compared to $1,026,676 for the full year  ended December 31, 2007.

The increase in operating expenses for the year ended December 31, 2008, was mainly due to our increased business volume.

Interest Income and Expense

Net interest income for the year ended December 31, 2008 was $235,118 as compared to net interest income of $24,666 for the year ended December 31, 2007.  The increase was mainly due to our investment in a year- long CD at an interest rate of 7.65% which matured on March 28, 2009.   In August 2008, we invested  $2.94 million, or 20 million RMB, in another CD with an interest rate of 4.14% which matures in August 2009.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

RESULTS OF OPERATIONS - continued

Other Income (Expense)

Other income (expense) for the year ended December 31, 2008 was (31,121) as compared to other expense of  $71,401 for the year ended December 31, 2007.

Net Income

We had net income of $3,884,822 for the year ended December 31, 2008 an increase of 79.48% as compared to net income of $2,164,503 for the year ended December 31, 2007. The increase was mainly due to an increase in revenue which increased 73.97% compared with the year ended 2007, and an increase in gross profit margin which increased 30.87% compared with the year ended 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources

Due to the market demand for our products, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. We met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China, and the issuance of shares of our common stock for cash. Cash balance amounted to $7,591,947 and $6,037,193 as of December 31, 2008 and December 31, 2007, respectively.   The increase in our cash balance is a result of $1,554,454 of net cash raised from the sale of our shares of common stock for cash, as well as additional revenue derived from new customers in the United States and Europe and effective management to lower product defects.

Operating activities

Net cash provided by operating activities for the year ended December 31, 2008 was $4,534,369compared to $2,359,781 provided in the year ended December 31, 2007. This change was mainly due to the new customers in the United States and Europe.

Our net income for the year ended December 31, 2008 was $3,884,822, an increase of 55.72% compared to $2,164,503 for the year ended December 31, 2007. Net accounts receivable for the year ended December 31, 2008 was $2,470,732 compared to $1,332,664 for the year ended December 31, 2007. The increases in both net income and net accounts receivable were mainly due to the increased revenues from the new customers in the United States and Europe.

Investing activities

Net cash used by investing activities was $(3,891,245) for the year ended December 31, 2008 compared to $(480,298) used in the same period of 2007. The change in net cash used by investing activities is mainly a result of $(1,288,773) cash used in the purchase of equipment in 2008, a decrease of $(1,251,672) compared to $(37,101) in 2007 and $(2,436,369) with respect to our 2nd phase construction, and $(73,537) cash used in short-term investment we made in the fiscal year 2008, and $(92,566) cash used for the acquisition of a minority interest in a subsidiary.

Financing activities

Net cash provided by financing activities was $473,489 for the year ended December 31, 2008 compared to $3,091,415 in the same period of 2007. The increase was primarily a result of the sale of 163,825,350 (1,092,169 after reverse split) shares of common stock pursuant to a private offering conducted in accordance with Regulation S of the Securities Act of 1934 at $.02 per share. The proceeds of the offering were $3,275,543.  The proceeds of the offering were distributed as follows:  (i) $2,500,000 was distributed to the Company's subsidiary company AMLF to engage in second phase of construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $175,543 for general working capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

Material Commitments

We have no material commitments during the next twelve (12) months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DISCLOSURE

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We did not have any disagreements on accounting and financial disclosure with our accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal controls or in other factors that could materially affect, or were reasonable likely to materially affect these controls during or subsequent to the year ended December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance with respect to the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

ITEM 9A(T). CONTROLS AND PROCEDURES - continued

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   Based upon this assessment, no material weaknesses were discovered and our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended December 31, 2008 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

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

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Position	First Year Elected/Appointed
Chen Gao	55	President, CEO, Director	2007
Xin Yan Yuan	53	Secretary, Director	2007
Li Wei Gao	57	Director	2007

All of our directors will hold office until the next meeting of shareholders and until their successors have been duly elected and qualified.  All of our executive officers will hold office until the next annual meeting of the directors and until their successors have been duly appointed and qualified.

Chen Gao, age 55, has served as our president and chief executive officer since May 22, 2007, upon the closing of the Stock Purchase Agreement which resulted in the reverse acquisition of American Metal Technology Group; president, treasurer and director of our subsidiary, American Metal Technology Group from Jan 28, 2004 to December 31, 2005; served as Chairman and director of our subsidiary Beijing Tong Yuan Heng Feng Technology Co., Ltd. from Jan 2002 to present, served as Chairman and director of American Technology (Lang Fang) Co., Ltd. from August 2004 to present; served as Chairman and President of Beijing Mai Ke Luo Machinery Co., Ltd. from May 1994 to present. Beijing Mai Ke Luo Machinery Co., Ltd. is a beverage equipment manufacturer in China; served as Chairman of Beijing Sande Technology (Holding) Co., Ltd, a beverage equipment and parts manufacturer from Jan 1993 to present. Mr. Gao was the accounting manager for Beijing Beichen Group Wuzhou Hotel, a hotel management company, from Sep 1987 to Dec 1992.

Xin Yan Yuan, age 53, has served as our secretary since May 22, 2007, upon the closing of the Stock Purchase Agreement which resulted in the reverse acquisition of American Metal Technology Group; as director of our subsidiary American Metal Technology Group since October 2004; served as Vice Chairman and director of our subsidiary Beijing Tong Yuan Heng Feng Technology Co., Ltd. from Jan 2002 to present, served as director of American Metal Technology (Lang Fang) Co., Ltd. from August 2004 to present served as Director and Vice President of Beijing Mai Ke Luo Machinery Co., Ltd., a beverage equipment manufacturer in China from May 1994 to present, and has served as President of Beijing Sande Technology (Holding) Co., Ltd, a beverage equipment and parts manufacturer from Jan 1993 to present.

Li Wei Gao, age 57, has served as a director since May 22, 2007, upon the closing of the Stock Purchase Agreement which resulted in the reverse acquisition of American Metal Technology Group; and has served as president and director of American Metal Technology Group since January 1, 2006 to present.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE - continued

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Changes in Nomination Procedures

Not applicable.

Code of Ethics

The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller due to the small number of executive officers involved with the Company. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to our principal executive officer and principal financial officer and our other three highest paid officers and directors for our fiscal years ended December 31, 2008 and 2007. No other compensation was paid to any such officers or directors other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chen Gao	2008	0							0
President	2007	0							0

Xin Yan Yuan	2008	0	0						0
Secretary	2007	0	0						0

Li Wei Gao	2008	0	0						0
	2007	0	0						0

(1)           On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company has four million ($4,000,000) dollars or more in net income for the fiscal year of 2008, excluding expenses relating to the incentive compensation. The incentive compensation shall be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of four million ($4,000,000) dollars by twenty (20%) percent and dividing such product by an agreed value of $0.75 per share.  The Board of Directors determined that the Company’s net income, prior to expenses relating to the incentive compensation, for the fiscal year 2008 was $4,236,735. Accordingly, based upon the foregoing formula and the Board’s determination that the net income of the Company for the fiscal year of 2008 was four million two hundred thirty six thousand seven hundred thirty five ($4,236,735) dollars before deducting the expense of the incentive compensation, the incentive compensation shall be paid by the issuance of 596,462 shares of common stock by the Company which were calculated as follows: (A) 533,333 shares of common stock, determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product, four hundred thousand ($400,000) dollars, by an agreed value of $0.75 per share and (B) 63,129 shares of common stock determined by multiplying two hundred thirty six thousand seven hundred and thirty five ($236,735) dollars, the amount of net profit in excess of four million ($4,000,000) dollars, by twenty (20%) percent and dividing the product, forty seven thousand and three hundred forty seven ($47,347) dollars, by an agreed value of $0.75 per share.  The amount of incentive compensation disclosed herein does not include the allocation of the incentive compensation because the Company has not determined such allocation as of the date of this Annual Report.

Employment Agreements: None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans.

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. - continued

Security ownership of certain beneficial owners

We have provided below information as of March 31, 2009 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (3)	Percent of Class (3)

Common Stock	Chen Gao	1,532,272	14.73%

Common Stock	Xin Yan Yuan	1,159,556	11.17%

Common Stock	Li Wei Gao	0	0.00%

Common Stock	Anthony Campo (2)	751,541	7.22%

Common Stock	All executive officers and directors	2,691,828	25.9%

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

(3)           The amount of beneficial ownership and the percent of class figures indicated above do not reflect the 596,462 shares of common stock for the incentive compensation disclosed in Item 11 of this Annual Report because the Company has not determined the allocation of such shares as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Mr. Gao and Ms. Yuan, individually or jointly, do not have any direct interest or control of Beijing Micro Matic Machinery, Ltd.  In view of Beijing Sande’s 20% interest in Beijing Micro Matic Machinery, Ltd., and Mr. Gao and Ms. Yuan’s 35% and 21.6% interest in Beijing Sande, Mr. Gao and Ms. Yuan indirectly hold approximately 7% and 4% of Beijing Micro Matic Machinery, Ltd.  Our management does not believe that this interest is material, provided, however, that Beijing Sande has the right to appoint one of seven directors of Beijing Micro Matic Machinery, Ltd.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

On May 23, 2007, our Board of Directors selected as our independent accountant the Certified Public Accounting firm of Kabani & Company, Inc. of Los Angeles, California.  Kabani and Company, Inc. audited our financial statements for the fiscal years ended December 31, 2008.  and December 31, 2007.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2008 and 2007 were as follows:

2008	2007
$60,000	$45,000

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES. - continued

2. TAX FEES.

Our tax return fees for the years ended December 31, 2008 and 2007 were as follows:

2008	2007
$0	$0

3. ALL OTHER FEES.

2008	2007
$16,000	$3,500

For the year ended December 31, 2008, we were billed for accounting services other than those associated with the Audit Fees disclosed herein.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits and Financial Statements:

1.  Financial Statements

The following financial statements are included on pages F-1 to F-27 of the Financial Statements filed as part of this Annual Report:

(i)	Report of Independent Accountants
(ii)	Balance Sheets as of December 31, 2008 and December 31, 2007
(iii)	Statements of Income for the fiscal years ended December 31, 2008 and 2007
(iv)	Statements of Cash Flows for the fiscal years ended December 31, 2008 and 2007
(v)	Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 2008 and 2007
(vi)	Notes to Financial Statements

2.  Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES - continued

3. The following exhibits, which are required by Item 601 of Regulation S-K, are incorporated by reference to previously filed documents.

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
Date: April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chen Gao
Chen Gao, Director
Date: April 15, 2009

By:	/s/ Xin Yan Yuan
Xin Yan Yuan, Director
Date: April 15, 2009

By:	/s/ Li Wei Gao
Li Wei Gao, Director
Date: April 15, 2009

AMERICAN METAL & TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:	F-3

Consolidated Balance Sheets as of December 31, 2008	F-3

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2008 and 2007	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
American Metal & Technology, Inc. and Subsidiaries

We have audited the accompanying balance sheet of American Metal & Technology, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related statements of income and other comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Metal & Technology, Inc. and Subsidiaries, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/S/Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 4, 2009

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

ASSETS
	2008	2007
Current Assets
Cash and cash equivalents	$7,591,947	$6,037,193
Accounts receivable - net	2,470,732	1,332,664
Investment in marketable securities	93,906	93,196
Other receivables	352,250	134,275
Advances to suppliers	390,368	974,799
Inventories	1,079,741	547,579
Total Current Assets	11,978,944	9,119,706

Property, Plant And Equipment, net	4,160,737	3,020,972

Construction in Progress	2,884,437	377,240

Intangible Assets, net	684,639	692,167

Total Assets	$19,708,757	$13,210,085

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,544,995	$743,070
Accrued liabilities and other payables	95,684	75,765
Accrued bonuses	351,913	-
Amount due to related parties	813,082	333,670
Unearned revenue	8,645	12,938

Total Current Liabilities	2,814,319	1,165,443

Minority Interests	-	337,291

Commitments	-	-

Shareholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 10,720,268 and 10,402,687 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,072	1,040
Additional paid in capital	7,786,114	5,039,216
Deferred expense-warrants	(20,435)	-
Statutory reserve	1,412,586	912,019
Accumulated other comprehensive income	1,865,844	994,092
Retained earnings	5,849,257	4,760,983

Total Stockholders' Equity	16,894,438	11,707,351

Total Liabilities and Shareholders' Equity	$19,708,757	$13,210,085

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net sales	$18,539,583	$10,656,958
Cost of goods sold	(12,815,577)	(7,566,945)
Gross profit	5,724,006	3,090,013
Operating expenses
Selling expenses	(48,780)	(31,425)
Impairment of goodwill	(120,128)	-
Operating and administrative expenses	(1,875,699)	(995,251)
Total operating expenses	(2,044,607)	(1,026,676)
Income from operations	3,679,399	2,063,337
Other income (expense)
Interest income	235,118	24,666
Loss on disposal of marketable securities	(8,267)	-
Other Income (expense)	(31,121)	71,401
Total other income	195,730	96,067
Income before minority interests	3,875,129	2,159,404
Minority interests	(9,693)	(5,099)
Net income	3,884,822	2,164,503
Other comprehensive items:
Unrealized gain (loss) from marketable securities	(70,783)	12,401
Foreign currency translation adjustment	942,535	717,677
Comprehensive income	$4,756,574	$2,894,580
Basic and diluted weighted average shares outstanding *	10,489,695	8,998,568
Basic and diluted net earnings per share *	$0.37	$0.24

*Basic and diluted shares are the same because there are no anti dilutive effect

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net Income	$3,884,822	$2,164,503
Adjustments to reconcile net income to
net cash provided by operating activities:
Minority interest	(9,693)	(5,099)
Impairment of goodwill	120,128	-
Issuance of warrants for services	80,361	-
Loss on disposal of marketable securities	8,267	-
Bad debt expenses	-	70,311
Depreciation and amortization	429,253	300,035
(Increase)/decrease in assets:
Accounts receivable	(1,027,838)	(416,062)
Note receivable	-	32,841
Other receivables	(173,801)	143,594
Inventory	(485,361)	(34,645)
Advance to suppliers	640,134	(268,590)
Increase/(decrease) in liabilities:
Accounts payable	736,979	488,642
Other payable and accrued expenses	(15,700)	(104,419)
Accrued bonuses	351,913	-
Accrued expenses	-	(21,344)
Unearned revenue	(5,095)	10,015

Net Cash Provided By Operating Activities	4,534,369	2,359,781

Cash flows from investing activities:
Additions to construction in progress	(2,436,369)	(353,814)
Cash paid for short-term investment	(73,537)	(89,383)
Cash paid for acquisition of minority interest	(92,566)	-
Purchase of equipment and leasehold improvements	(1,288,773)	(37,101)

Net Cash (Used in) Investing Activities	(3,891,245)	(480,298)

Cash flows from financing activities:
Cash received on stock issuance	-	3,275,543
Proceeds (Payments) from (to) related party loan	473,489	(184,128)

Net Cash Provided By Financing Activities	473,489	3,091,415

Net Increase in Cash and Cash Equivalents	1,116,613	4,970,898

Effects of Exchange Rate Change in Cash	438,141	278,851

Cash and Cash Equivalents-Beginning Balance	6,037,193	787,444

Cash and Cash Equivalents-Ending Balance	$7,591,947	$6,037,193

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$488
Non Cash Transaction:
Numbers of share issued due to reorganization	$-	$1,223,295,573
Numbers of share issued due to acquisition of minority interest	$383,555	$-
Acquisition of subsidiary from a related party via payable	$50,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock		Additional Paid In Capital	Deferred expense Warrants	Statutory Reserve	Retained Earning	Accumulated Other Income	Total Equity
	# of shares	amount

BALANCE, DECEMBER 31, 2006	7,615,922	$762	$1,763,952	$-	$532,560	$2,975,939	$264,014	$5,537,227

Issuance of common stock due to reorganization	1,827,738	183	(183)	-	-	-	-	-

Net income	-	-	-	-	-	2,164,503	-	2,164,503

Transfer to statutory reserve	-	-	-	-	379,459	(379,459)	-	-

Stock cancellation	(133,333)	(13)	13	-	-	-	-	-
								-
Common stock issued	1,092,169	109	3,275,434	-	-	-	-	3,275,543
								-
Rounding of stock split	191	-	-	-	-	-	-	-

Unrealized Gain from available for sale securities	-	-	-	-	-	-	12,401	12,401

Cumulative translation adjustment	-	-	-	-	-	-	717,677	717,677

BALANCE, DECEMBER 31, 2007	10,402,687	1,040	5,039,216	-	912,019	4,760,983	994,092	11,707,351

Net income	-	-	-	-	-	3,884,822	-	3,884,822
								-
Transfer of RE to APIC	-	-	2,245,981	-	-	(2,245,981)	-	-

Transfer to statutory reserve	-	-	-	-	500,567	(500,567)	-	-
								-
Issuance of warrants for services	-	-	100,796	(100,796)	-	-	-	-

Amortization of warrants for services	-	-	-	80,361	-	-	-	80,361

Issuance of stock for acquisition of minority interest	317,581	32	400,120	-	-	-	-	400,152

Deemed dividend	-	-	-	-	-	(50,000)	-	(50,000)

Unrealized loss from available for sale securities	-	-	-	-	-	-	(70,783)	(70,783)
								-
Cumulative translation adjustment	-	-	-	-	-	-	942,535	942,535
								-
BALANCE, DECEMBER 31, 2008	10,720,268	$1,072	$7,786,114	$(20,435)	$1,412,586	$5,849,257	$1,865,844	$16,894,438

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business

On June 1, 2007, American Metal & Technology, Inc. (AMTI, "We, "Us, "Our" or the "Company" ) formally changed its name from Murray United Development Corporation to American Metal & Technology, Inc.

Murray United Development Corporation was incorporated on October 13, 1987 under the laws of the State of Delaware. It was organized to further develop and exploit commercially certain technology for a rotary internal combustion engine that would utilize alternative fuels. The patent and related rights to the use of the technology have been assigned to the Company. These rights were subsequently assigned pursuant to the terms of the Stock Purchase Agreement dated November 6, 2006 discussed below.

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

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company has four million ($4,000,000) dollars or more in net income for the fiscal year of 2008, excluding expenses relating to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies

Principal of consolidation

The consolidated financial statements of American Metal Technology, Inc. reflect the activities of the following subsidiaries:

Subsidiaries		Percentage Of Ownership

American Metal Technology Group, (“AMTG") Co., Ltd.	U.S.	100%

American Metal Technology (Lang Fang) Co., Ltd.	P.R.C.	100%

Beijing Tong Yuan Heng Feng (Technology) Co., Ltd.	P.R.C.	100%

Lighting Power Global Limited	B.V.I.	100%

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

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2008 and 2007, cash and cash equivalent amounted to $7,591,947 and $6,037,193 respectively. The cash is deposited with four banks in China and is not insured.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2008 and 2007, the Company had accounts receivable of $2,470,732 and $1,332,664, net of allowance of $62,716 and $73,310 respectively.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Advances to suppliers

The company advances to certain vendors for the purchase of material. As of December 31, 2008 and 2007, the advances to suppliers amounted to $390,368 and $974,799 respectively.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of December 31, 2008 and 2007 amounted to $8,645 and $12,938 respectively.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity. Accumulated other comprehensive income amounted to $1,865,844 and $994,092 as of December 31, 2008 and 2007, respectively. Accumulated other comprehensive income is comprised of unrealized loss from available for sale securities of $(58,382) and foreign currency translation gain of $1,924,226 as of December 31, 2008.   Accumulated other comprehensive income included unrealized gain from marketable securities of $12,401 and foreign currency translation gain of $981,691 as of December 31, 2007.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2008 and 2007, there was no significant book to tax differences.

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

Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs. The Company evaluated the effect of the new EIT law on its financial position, and the two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be continued.  The Company is exempted from income tax in Peoples Republic of China, for the years ended December 31, 2008 and 2007.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 (R) to have a significant impact on its results of operations or financial position.

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

FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important.  The adoption of SFAS 161 did not have a significant impact on its results of operations or financial position.

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

Marketable securities classified as available for sale consisted of the following as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Marketable Securities	Various	Various
Cost	$152,288	$80,795
Market Value	93,906	93,196
Accumulated Unrealized Gain (Loss)	(58,382)	12,401
Unrealized Gain (Loss) for the year ended	$(70,783)	$12,401

As of December 31, 2008, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Other receivables

Other receivables consisted of the followings at December 31, 2008 and 2007.  The receivables are due from unrelated parties, interest free, unsecured, and due on demand.

	2008	2007
Note receivable	$117,259	$132,222
Tax receivable	194,638	-
Others	40,353	2,053
Totals	$352,250	$134,275

5. Inventories

Inventories consisted of the followings at December 31, 2008 and 2007:

	2008	2007
Supplies and raw materials	$522,008	$336,279
Work in process	539,386	34,812
Finished goods	18,347	176,488
Totals	$1,079,741	$547,579

6. Property, Plant and Equipment

Property, Plant and Equipment consist of the following at December 31, 2008 and 2007:

	2008	2007
Building and improvements	$981,311	$917,801
Vehicle	112,930	36,695
Machinery and equipments	4,174,913	2,746,152
Totals	5,269,154	3,700,648
Less: accumulated depreciation	1,108,417	679,676
	$4,160,737	$3,020,972

Depreciation expenses for the year ended December 31, 2008 and 2007 were $374,828 and $263,892, respectively.

7. Construction in Progress:

As of December 31, 2008 and December 31, 2007, construction in progress, representing construction for additional facilities at its Langfang manufacturing center, amounted to $2,884,437 and $377,240, respectively.

8. Intangible assets

The intangible assets comprised of following at December 31, 2008 and 2007:

	2008	2007
Land use right, net	$609,378	$582,398
Permits, net	75,261	109,769
Total	$684,639	$692,167

Land use right:

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible assets - continued

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $665,987. The land use right is for fifty years. The intangible assets consist of the followings as of December 31, 2008 and 2007:
	2008	2007
Intangible assets	$665,987	$622,885
Less: accumulated amortization	(56,609)	(40,487)
	$609,378	$582,398

Permits:

Permits amounted to $75,261 and $109,769 as of December 31, 2008 and 2007 respectively and are amortized over 5 years:

	2008	2007
Prepaid expenses	$196,333	$185,982
Less: accumulated amortization	(121,072)	(76,213)
	$75,261	$109,769

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008 the Company expects these assets to be fully recoverable.

Total amortization expenses for the year ended December 31, 2008 and 2007 amounted to $54,425 and $36,143 respectively. Amortization expenses for next five years after December 31, 2008 are as follows:

1 year after December 31, 2008	$53,000
2 year after December 31, 2008	49,000
3 year after December 31, 2008	13,000
4 year after December 31, 2008	13,000
5 year after December 31, 2008	13,000
Total	$141,000

9. Other payable and accrued expenses

Other payable and accrued expenses consisted of the followings at December 31, 2008 and 2007:

	2008	2007
Payable to other companies	$12,731	$-
Taxes payable	-	20,612
Accrued expenses	82,953	55,153
Totals	$95,684	$75,765

10. Due to related parties

Due to related parties amounted to $813,082 and $333,670 as of December 31, 2008 and 2007. Due to related parties include $762,482 due to an entity, 33% of which is owned by the President and CEO of the Company and $50,600 due to the President and CEO of the Company as of December 31, 2008. Due to related parties include $333,070 due to an affiliate owned by the CEO of BJTY and AMLF and $600 due to shareholder as of December 31, 2007. Due to related parties payable are due on demand, interest free, and unsecured.

11. Stockholders’ equity

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the statutory reserve amounted to $500,567 and $379,459 for the year ended December 31, 2008 and 2007, respectively.

The total statutory reserve, as of December 31, 2008 and 2007, amounted to $1,412,586 and $912,019 respectively.

Deemed dividend

On July 11, 2008, the Company acquired from the Chairman and the President of Company, fifty thousand (50,000) shares of common stock, representing 100% of the issued and outstanding shares, of Lighting Power Global Limited, a British Virgin Island company, incorporated on May 29, 2008, pursuant to the BVI Business Company Act, 2004, resulting in the Company becoming the sole shareholder of Lighting Power Global Limited.  The Company agreed to reimburse the Chairman and the President for any loans made and/or expenses incurred with respect to the acquisition and ownership of the shares of common stock of Lighting Power Global Limited, which amounted to $50,000.  The company recorded deemed dividend and related party payable in the amount of $50,000 at December 31, 2008.

12. Options and warrants

Stock Options

In April 2002 the Company issued options to purchase 40,000 shares of common stock at $3.00 per share. The options were issued to an employee under a non qualified option plan. As of April, 2007, all options have expired. No options were issued during the year ended December 31, 2008.

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

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	4.12%
Expected life of the warrants	4 year
Expected volatility	70%
Expected dividend yield	0%

These warrants were recorded at the fair value of $100,796.  The Company has been expensing the fair value of these warrants over the term of the agreement.

During the year ended December 31, 2008, the Company expensed $80,361 and deferred $20,435 in the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Options and warrants - continued

The following table summarizes the warrants outstanding as of December 31, 2008:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2007	-	$-	$-
Granted (3/15/2008)	50,000	$5	$-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, December 31, 2008	50,000	$5	$-

The weighted average remaining contractual life of warrants outstanding is 3.25 years as of December 31, 2008.

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

Major customers and major vendors

One major customer accounted for 75% of the net revenue for the year ended December 31, 2008. The Company had $1,947,738 accounts receivable from this customer as of December 31, 2008. One major customer accounted 53% of the net revenue for the year ended December 31, 2007. The company had no accounts receivable from the customer as of December 31, 2007

A majority of our customers ultimately sell our products to users in Europe which subjects us to a substantial risk of an economic downturn to Europe.

Our President and Chief Executive Officer and a Director, and the Secretary of the Company and a Director own 35% and 21.6%, respectively of a company now known as Beijing Sande Technology (Holding) Co., Ltd. (“Beijing Sande”) which is a Chinese Corporation which, in turn, owns approximately 20% of Beijing Micro Matic Machinery, Ltd, which is the 75% customer referred to above.  The controlling interest of approximately 80% of Beijing Micro Matic Machinery, Ltd. is owned by Denmark Micro Matic International SA, (“Denmark Micro”) an entity registered in Denmark.

Three vendors provided 74% of the Company’s purchase of raw materials for the year ended December 31, 2008. The Company had $972,556 accounts payable to those vendors as of December 31, 2008. One vendor provided 66% of the company’s purchase of raw materials for year ended December 31, 2007. The company had $452.713 accounts payable to this vendor as of December 31, 2007.

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

During the year ended December 31, 2008, the Company expensed $80,361 and deferred $20,435 in the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Minority interest

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

The acquisition of minority interest by the Company resulted in goodwill of $120,128. The Company evaluated the valuation of goodwill as on September 30, 2008 and determined, based upon the net loss generated by BJTY, that the goodwill has been impaired. Therefore, the Company recorded an impairment of goodwill of $120,128 for the year ended December 31, 2008.