Form 10-Q
period 2009-03-31
AMERICAN METAL & TECHNOLOGY, INC.
filed 2009-05-15
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

 Yes ☒ No ☐

10,720,268 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of March 31, 2009.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$8,477,595	$7,569,046
Accounts receivable - net	882,600	2,424,157
Investment in marketable securities	775	93,906
Other receivables	115,796	352,250
Advances to suppliers	475,830	390,368
Inventories	1,492,543	1,079,741
Current assets of the entity held for disposal	-	69,476
Total Current Assets	11,445,139	11,978,944

Property, Plant And Equipment, net	4,388,559	4,160,737

Construction in Progress	2,565,085	2,884,437

Intangible Assets, net	669,227	684,639

Total Assets	$19,068,010	$19,708,757

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$998,862	$1,544,995
Accrued liabilities and other payables	59,513	95,039
Accrued bonuses	351,913	351,913
Amount due to related parties	817,086	813,082
Unearned revenue	54,174	8,645
Liability of the entity held for disposal	-	645

Total Current Liabilities	2,281,548	2,814,319

Commitments

Shareholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 10,720,268 shares issued and outstanding	1,072	1,072
Additional paid in capital	7,786,114	7,786,114
Deferred expense-warrants	-	(20,435)
Statutory reserve	1,418,851	1,412,586
Accumulated other comprehensive income	1,861,901	1,865,844
Retained earnings	5,718,524	5,849,257

Total Stockholders' Equity	16,786,462	16,894,438

Total Liabilities and Shareholders' Equity	$19,068,010	$19,708,757

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

Net sales	$1,282,299	$4,896,515
Cost of goods sold	(887,586)	(3,437,120)
Gross profit	394,713	1,459,395
Operating expenses
Selling expenses	(3,800)	(16,258)
Operating and administrative expenses	(526,441)	(480,946)
Total operating expenses	(530,241)	(497,204)
Income (loss) from operations	(135,528)	962,191
Other income (expense)
Interest income	110,474	5,728
Loss on disposal of marketable securities	(29,512)	35,651
Other Income (expense)	(1,071)	1,041
Total other income	79,891	42,420
Income(loss) before minority interests	(55,637)	1,004,611
Minority interests	-	(12,585)
Net income (loss) from continuing operations	(55,637)	1,017,196
Loss from entity held for disposal	(68,831)	-
Net Income (Loss)	(124,468)	1,017,196
Other comprehensive items:
Reclassification on disposal of marketable securities	58,382	-
Unrealized gain (loss) from marketable securities	234	(66,190)
Foreign currency translation adjustment	(62,559)	547,366
Comprehensive income (loss)	$(128,411)	$1,498,372
Basic and diluted weighted average shares outstanding *	10,720,268	8,998,568
Net earnings (loss) per share from continuing operations	$0.00	$0.11
Net earnings (loss) per share from entity held for disposal	$(0.01)	$-
Basic and diluted net earnings (loss) per share *	$(0.01)	$0.11

*Basic and diluted shares are the same because there are no anti dilutive effect
The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(124,468)	$1,017,196
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Minority interest	-	(12,585)
Amortization of deferred expense-warrants	20,435	4,418
Loss on disposal of marketable securities	29,512	(35,651)
Bad debt expenses	-	33,317
Depreciation and amortization	123,307	87,088
(Increase)/decrease in assets:
Accounts receivable	1,533,155	(270,300)
Note receivable	-	29,334
Other receivables	233,723	81,202
Inventory	(416,386)	(35,971)
Advance to suppliers	(86,767)	(724,723)
Increase/(decrease) in liabilities:
Accounts payable	(575,841)	288,502
Other payable and accrued expenses	(349)	65,421
Unearned revenue	45,551	77,943
Net cash provided by operating activities from continuing operations	781,870	605,192
Net cash provided by operating activities of entity held for disposal	45,931	-
Net cash provided by operating activities	827,801	605,192

Cash flows from investing activities:
Additions to construction in progress	-	(68,427)
Cash received for short-term investment	121,700	-
Purchase of equipment and leasehold improvements	(42,460)	(4,383)
Net cash provided by (used in) investing activities from continuing operations	79,241	(72,810)
Net cash provided by investing activities of entity held for disposal	22,901	-
Net cash provided by (used in) investing activities	102,142	(72,810)

Cash flows from financing activities:
Purchase of marketable securities	-	(40,620)
Proceeds (Payments) from (to) related party loan	4,004	-
Net cash provided by (used in) financing activities	4,004	(40,620)

Net increase in cash and cash equivalents	933,947	491,762

Effects of exchange rate change in cash	(25,398)	252,750

Cash and cash equivalents-beginning balance	7,569,046	6,037,193

Cash and cash equivalents-ending balance	$8,477,595	$6,781,705

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company has four million ($4,000,000) dollars or more in net income for the fiscal year of 2008 excluding expenses relating to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission. The incentive compensation shall be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of four million ($4,000,000) dollars by twenty (20%) percent and dividing such product by an agreed value of $0.75 per share.  As of March 31, 2009, such shares have not been issued.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

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

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2009 and December 31, 2008, cash and cash equivalent amounted to $8,477,594 and $7,569,046, respectively. The cash is deposited with four banks in China and is not insured.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2009 and December 31, 2008, the Company had accounts receivable of $882,600 and $2,424,157, net of allowance of $197,119 and $62,716 respectively.

Advances to suppliers

The company advances to certain vendors for the purchase of material. As of March 31, 2009 and December 31, 2008, the advances to suppliers amounted to $475,830 and $390,368 respectively.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of March 31, 2009 and December 31, 2008 amounted to $54,174 and $8,645 respectively.

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

Accumulated other comprehensive income amounted to $1,861,901 and $1,865,844 as of March 31, 2009 and December 31, 2008, respectively. Accumulated other comprehensive income is comprised of unrealized gain from available for sale securities of $234 and foreign currency translation gain of $1,861,667 as of March 31, 2009.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2009 and December 31, 2008, there was no significant book to tax differences.

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

Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs. The Company evaluated the effect of the new EIT law on its financial position, and the two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be continued.  The Company is exempted from income tax in Peoples Republic of China, for the three months ended March 31, 2009 and 2008.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Recent accounting pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management does not believe the effect of this pronouncement on financial statements will have a material effect.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after January 1, 2009.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

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

Marketable securities classified as available for sale consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Marketable Securities	Various	Various
Cost	$541	$164,689
Market Value	775	93,906
Unrealized Gain (Loss) for the year ended	$234	$(70,783)
Accumulated Unrealized Gain (Loss)	234	(58,382)

As of March 31, 2009, the Company evaluated its marketable securities holdings by valuing the securities according to the quoted price of the securities on the stock exchange.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Other receivables

Other receivables consisted of the following at March 31, 2009 and December 31, 2008.  The receivables are due from unrelated parties, interest free, unsecured, and due on demand.

	March 31, 2009	December 31, 2008
Note receivable	$106,246	$117,259
Tax receivable	7,081	194,638
Others	2,469	40,353
Totals	$115,796	$352,250

5. Inventories

Inventories consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Supplies and raw materials	$870,244	$522,008
Work in process	595,159	539,386
Finished goods	27,140	18,347
Totals	$1,492,543	$1,079,741

6. Property, Plant and Equipment

Property, Plant and Equipment consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Building and improvements	$977,999	$981,311
Vehicle	112,549	112,930
Machinery and equipments	4,512,910	4,174,913
Totals	5,603,458	5,269,154
Less: accumulated depreciation	(1,214,899)	(1,108,417)
	$4,388,559	$4,160,737

Depreciation expenses for the year ended March 31, 2009 and 2008 were $108,349 and $74,328, respectively.

7. Construction in Progress:

As of March 31, 2009 and December 31, 2008, construction in progress, representing construction for additional facilities at its Langfang manufacturing center, amounted to $2,565,085 and $2,884,437, respectively.

8. Intangible assets

The intangible assets comprised of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Land use right, net	$604,004	$609,378
Permits, net	65,223	75,261
Total	$669,227	$684,639

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible assets - continued

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $663,740. The land use right is for fifty years. The intangible assets consist of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Intangible assets	$663,740	$665,987
Less: accumulated amortization	(59,736)	(56,609)
	$604,004	$609,378

Permits:

Permits amounted to $65,223 and $75,261 as of March 31, 2009 and December 31, 2008 respectively and are amortized over 5 years:

	2009	2008
Prepaid expenses	$76,865	$196,333
Less: accumulated amortization	(11,642)	(121,072)
	$65,223	$75,261

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

Total amortization expenses for the year ended March 31, 2009 and 2008 amounted to $14,958 and $12,760 respectively. Amortization expenses for next five years after March 31, 2009 are as follows:

1 year after March 31, 2009	$53,000
2 year after March 31, 2009	49,000
3 year after March 31, 2009	13,000
4 year after March 31, 2009	13,000
5 year after March 31, 2009	13,000
Total	$141,000

9. Other payable and accrued expenses

Other payable and accrued expenses consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Payable to other companies	$-	$12,731
Taxes payable	453	-
Accrued expenses	59,060	82,953
Totals	$59,513	$95,684

10. Due to related parties

Due to related parties amounted to $817,086 and $813,082 as of March 31, 2009 and December 31, 2008. Due to related parties include $766,486 due to an entity, 33% of which is owned by the President and CEO of the Company and $50,600 due to the President and CEO of the Company as of March 31, 2009. Due to related parties include $762,482 due to an affiliate owned by the CEO of BJTY and AMLF and $50,600 due to shareholder as of December 31, 2008. Due to related parties payable are due on demand, interest free, and unsecured.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the statutory reserve amounted to $6,265 and $114,251 for the three months ended March 31, 2009 and 2008, respectively.

The total statutory reserve, as of March 31, 2009 and December 31, 2008, amounted to $1,418,851 and $1,412,586 respectively.

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

On March 18, 2009, the Board of Directors authorized the Company to transfer and resell the Company’s ownership of fifty thousand (50,000) shares of common stock, representing 100% of the issued and outstanding shares of Lighting Power Global Limited, a British Virgin Island company, to the Chairman and the President of Company, resulting in the President becoming the sole shareholder of Lighting Power Global Limited.  The Board of Directors also authorized the Company to cancel any funds due to the President for any loans made and /or expenses incurred with respect to the original acquisition and ownership of the shares of common stock of Lighting Power Global Limited.

12. Options and warrants

Stock Options

In April 2002 the Company issued options to purchase 40,000 shares of common stock at $3.00 per share. The options were issued to an employee under a non qualified option plan. As of April, 2007, all options have expired. No options were issued during the three months ended March 31, 2009.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Options and warrants - continued

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

During the three months ended March 31, 2009, the Company expensed $20,435 and deferred $0 in the consolidated financial statements.

The following table summarizes the warrants outstanding as of March 31, 2009:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	50,000	$5	$-
Granted	-	$-	$-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, March 31, 2009	50,000	$5	$-

The weighted average remaining contractual life of warrants outstanding is 3 years as of March 31, 2009.

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

Major customers and major vendors

One major customer accounted for 76% of the net revenue for the three months ended March 31, 2009. The Company had $791,680, accounts receivable from this customer as of March 31, 2009. One major customer accounted 76% of the net revenue for the three months ended March 31, 2008. The company had $1,620,009 accounts receivable from the customer as of March 31, 2008.

A majority of our customers ultimately sell our products to users in Europe which subjects us to a substantial risk of an economic downturn to Europe.

Our President and Chief Executive Officer and a Director, and the Secretary of the Company and a Director own 35% and 21.6%, respectively of a company now known as Beijing Sande Technology (Holding) Co., Ltd. (“Beijing Sande”) which is a Chinese Corporation which, in turn, owns approximately 20% of Beijing Micro Matic Machinery, Ltd, which is the 76% customer referred to above.  The controlling interest of approximately 80% of Beijing Micro Matic Machinery, Ltd. is owned by Denmark Micro Matic International SA, (“Denmark Micro”) an entity registered in Denmark.

Three vendors provided 74% of the Company’s purchase of raw materials for the three months ended March 31, 2009. The Company had $550,405 accounts payable to those vendors as of March 31, 2009. Two vendors provided 76% of the company’s purchase of raw materials for the three months ended March 31, 2008. The company had $690,301 accounts payable to those vendors as of March 31, 2008.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended March 31, 2009, the Company expensed $20,435 and deferred $0 in the consolidated financial statements.

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

16. Entity Held for Disposal

On March 18, 2009, the Board of Directors authorized the Company to transfer and resell the Company’s ownership of fifty thousand (50,000) shares of common stock, representing 100% of the issued and outstanding shares of Lighting Power Global Limited, a British Virgin Island company, to the Chairman and the President of Company, resulting in the President becoming the sole shareholder of Lighting Power Global Limited.  The Board of Directors also authorized the Company to cancel any funds due to the President for any loans made and /or expenses incurred with respect to the original acquisition and ownership of the shares of common stock of Lighting Power Global Limited.

As a result, Lighting Power Global Limited is reported as an entity held for disposal in the accompanying financials.

The components of loss from operations related to the entity held for disposal for the three months ended March 31, 2009 is shown below:

2009
Net sales	$-

Cost of sales	-

Gross profit	-

Operating expenses
Operating and administrative expenses	68,682
Total operating expenses	68,682

Loss from operations	(68,682)

Non-operating expenses
Other expense	149

Net Loss before income tax	(68,831)

Provision for Income tax	-

Net loss from entity held for disposal	$(68,831)

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Entity Held for Disposal - continued

Assets and liabilities for the entity held for disposal as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$-	$22,901
Account receivable, net	-	46,575
Total Current assets	-	69,476

Liabilities
Other payable	-	645
Total Liabilities	-	645

Net Asset Held for Disposal	$-	$68,831

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of March 31, 2009 amounted to $54,174.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Allowance for doubtful accounts

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2009, the Company had net accounts receivable of $882,600, net of allowance of $197,119.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended March 31, 2009 and March 31, 2008.

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

Accumulated other comprehensive income amounted to $1,861,901 and $1,865,844 as of March 31, 2009 and December 31, 2008, respectively. Accumulated other comprehensive income is comprised of unrealized gain from available for sale securities of $234 and foreign currency translation gain of $1,861,667 as of March 31, 2009.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2009 and 2008, there was no significant book to tax differences.

RESULTS OF OPERATIONS

We design and manufacture high-precision casting and machined parts based on blueprints supplied by our customers. To set us apart from competition, we streamlined production cycle by providing a one stop solution to include all three integral processes in making high precision parts, which are molding design and fabrication, high precision investment casting and CNC machining process. Our products are almost exclusively component parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China and exported to foreign markets.   Our primary focus during 2008 has been to increase demand for our castings and machined parts outside China, and we experienced significant growth in existing and new markets with existing and new customers.  During the three months ended March 31, 2009, as further set forth below, due to the worldwide economic slowdown, we recognized that we would experience a reduction in revenue and have been working towards reducing our operating expenses.

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

In February 2008, we announced that we were planning to invest $3 million to build additional facilities at our Langfang manufacturing center. The new facilities marked the second phase of a multiphase plan to transform the Company’s capacity and capabilities for the foreseeable future. This second phase of our multiphase expansion plan will add two buildings totaling approximately 10,916 square meters, increasing annual capacity for casting products by 50% to 3,600 tons from 2,400 tons.

During the first quarter of fiscal year 2009, we completed construction of the first building, which is a factory with a workspace of 6,654.84 square meters.  The factory entails  a 4,500 square meter metal casting shop, a 1,000 square meter electronic shop, a 500 square meter mould shop, and a 600 square meter inventory and assorted sets shop. The second building will be a 4,260.84 square meter four level staff dormitory which will accommodate 600 staff members. We have not completed the construction of the second building.

As of December 31, 2008, we had 323 employees working at our factories compared to 256 at the same time in the prior year. Prior to December 2008, the Company operated with three shifts per day for seven days each week.  Due to the global economic downturn, in December 2008, the Company reduced shifts to one shift per day.  From January 2009 through the date of this Quarterly Report, the Company has been operating one shift per day.  As of March 31, 2009, we had 225 full time employees.

As of March 2009, the Company’s sales dropped approximately 80% as compared to December 2008.  We experienced an approximate 70% decline in our orders from our European customers.  We anticipate that during 2009 we will achieve 40% of the sales which we received during the fiscal year ended December 31, 2008.  Depending upon the condition of the economy, we may experience a net loss for 2009.

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

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company has four million ($4,000,000) dollars or more in net income for the fiscal year of 2008 excluding expenses relating to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission. The incentive compensation shall be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of four million ($4,000,000) dollars by twenty (20%) percent and dividing such product by an agreed value of $0.75 per share.  As of March 31, 2009, such shares have not been issued.

On March 18, 2009, the Board of Directors authorized the Company to transfer and resell the Company’s ownership of fifty thousand (50,000) shares of common stock, representing 100% of the issued and outstanding shares of Lighting Power Global Limited, a British Virgin Island company, to the Chairman and the President of Company, resulting in the President becoming the sole shareholder of Lighting Power Global Limited.  The Board of Directors also authorized the Company to cancel any funds due to the President for any loans made and /or expenses incurred with respect to the original acquisition and ownership of the shares of common stock of Lighting Power Global Limited.

Revenue

Revenue for the three months ended March 31, 2009 was $1,282,299 a decrease of 73.81% as compared to $4,896,515 for the three months ended March 31, 2008. Gross profit for the three months ended March 31 2009, was $394,713, or approximately 30.78% of revenues, compared to $1,459,395, or 29.80% of revenues, for the same period in 2008.

The decrease is primarily due to the approximate 70% decline in orders from our European customers.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were approximately $530,241 for the three month period ended March 31, 2009, a net increase of $33,037 compared to $497,204 for the three month period ended March 31, 2008.

The increase in operating expenses for the three months ended March 31, 2009 was mainly due to a prior increase in expenses as a result of increased revenues which the Company experienced in fiscal year 2008.  Although revenues have decreased during the first quarter of 2009, the Company did not decrease its operating expenses at the same rate.

Interest Income and Expense

Net interest income for the three months ended March 31, 2009 was $110,474 as compared to net interest income of $5,728 for the three months ended March 31, 2008.

This increase is primarily due to the increase in our cash and cash equivalents.

Other Income (Expense)

Other expense for the three months ended March 31, 2009 was (1,071) as compared to other expense of $1041 for the three months ended March 31, 2008.

Net Income

We had net loss of ($124,468) for the three months ended March 31, 2009 as compared to net income of $1,017,196 for the three months ended March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $8,477,595 on March 31, 2009.  Through the fiscal year ended December 31, 2008, we met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of precision metal casting and electronic circuit boards manufactured in facilities located in the People’s Republic of China.

During the three month period ended March 31, 2009, net cash provided by operating activities was $827,801, and net cash provided from financing activities was $4,004.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

None.

Purchase of Significant Equipment

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2009 we have investments of $775 in marketable securities.  During the three months ended March 31, 2009, we recorded a loss of ($29,512) on the disposal of such securities.  Although these investments represent less than one (1%) percent of our total assets, and, accordingly, do not represent a significant component of our assets, there can be no assurance that there will not be significant fluctuations in the equity markets that reduce the value of these investments including, but not limited to, a total loss of the value of these investments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Our principal executive and financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), has concluded that as of the fiscal quarter ended March 31, 2009 our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including, our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: May 14, 2009	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer