Form 10-Q
period 2009-06-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2009-08-14
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2009

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

Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

 Yes ☒ No ☐

10,720,268 shares of the registrant's Common Stock, $.0001 per share, were outstanding as of August 14, 2009.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-Q

	PART I FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheet as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Consolidated Statements of Income and Other Comprehensive Income for the Three Months Ended June 30 2009 and for the Six Months Ended June 30, 2008 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	5

	Notes to Financial Statements	6 - 16

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

	PART II OTHER INFORMATION	21

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	22

	Signatures	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$8,274,701	$7,569,046
Accounts receivable - net	1,333,787	2,424,157
Investment in marketable securities	174,285	93,906
Other receivables	554,170	352,250
Other receivables - related parties	150,398	-
Advances to suppliers	238,085	390,368
Inventories	1,635,029	1,079,741
Prepaid expense	60,338	-
Current assets of the entity held for disposal	-	69,476
Total Current Assets	12,420,793	11,978,944

Property, Plant And Equipment, net	4,468,822	4,160,737

Construction in Progress	2,512,144	2,884,437

Intangible Assets, net	602,039	684,639

Total Assets	$20,003,799	$19,708,757

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$974,941	$1,544,995
Accrued liabilities and other payables	434,459	95,039
Accrued bonuses	351,913	351,913
Amount due to related parties	1,217,256	813,082
Unearned revenue	458,855	8,645
Liability of the entity held for disposal	-	645

Total Current Liabilities	3,437,424	2,814,319

Commitments	-	-

Shareholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 10,720,268 shares issued and outstanding	1,072	1,072
Additional paid in capital	7,786,114	7,786,114
Deferred expense-warrants	-	(20,435)
Statutory reserve	1,425,863	1,412,586
Accumulated other comprehensive income	1,953,431	1,865,844
Retained earnings	5,399,895	5,849,257

Total Stockholders' Equity	16,566,375	16,894,438

Total Liabilities and Shareholders' Equity	$20,003,799	$19,708,757

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net sales	$1,437,804	$5,086,839	$2,722,027	$9,983,353
Cost of goods sold	(1,139,482)	(3,307,693)	(2,028,330)	(6,744,813)
Gross profit	298,322	1,779,145	693,697	3,238,540
Operating expenses
Selling expenses	(4,232)	(14,459)	(8,038)	(30,717)
Operating and administrative expenses	(194,824)	(360,312)	(826,139)	(841,258)
Total operating expenses	(199,055)	(374,771)	(834,177)	(871,975)
Income (Loss) from operations	99,267	1,404,374	(140,480)	2,366,565
Other income (expense)
Interest income	2,227	1,621	112,926	7,349
Unrealized gain on marketable securities	3,972	-	3,972	-
Gain (Loss) on sale of marketable securities	6,959	9,196	(22,618)	44,847
Other expense	(319,928)	(12,351)	(321,054)	(11,310)
Total other income (expense)	(306,770)	(1,534)	(226,775)	40,886
Income (Loss) before minority interest	(207,504)	1,402,840	(367,254)	2,407,451
Minority interests	-	(700)	-	(13,285)
Net income (loss) from continuing operations	(207,504)	1,403,540	(367,254)	2,420,736
Loss from entity held for disposal	(68,831)	-	(68,831)	-
Net Income (Loss)	$(276,335)	$1,403,540	$(436,085)	$2,420,736
Basic and diluted weighted average shares outstanding	10,720,268	10,402,687	10,720,268	10,402,687
Net earnings per share from continuing operations	$(0.02)	$0.13	$(0.03)	$0.23
Net loss per share from entity held for disposal	(0.01)	-	(0.01)	-
Basic and diluted net earnings (loss) per share	$(0.03)	$0.13	$(0.04)	$0.23

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (Loss) Income	$(436,085)	$2,420,736
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Minority interest	-	(13,285)
Issuance of warrants for services	-	29,548
Amortization of deferred expense-warrants	20,435	-
Loss (gain) on disposal of marketable securities	22,618	(44,847)
Unrealized gain on marketable securities	(3,972)	-
Bad debt expenses	94,148	(62,139)
Depreciation and amortization	254,527	175,781
(Increase)/decrease in assets:
Accounts receivable	1,000,618	(1,092,336)
Note receivable	105,377	-
Other receivables	131,247	169,392
Other receivable-related party	(149,802)
Inventory	(556,307)	(6,023)
Advance to suppliers	151,789	(1,006,569)
Prepaid expenses	(5,257)	-
Increase/(decrease) in liabilities:
Accounts payable	(568,110)	398,592
Other payable and accrued expenses	339,471	(13,857)
Unearned revenue	450,059	107
Net cash provided by operating activities from continuing operations	850,756	955,101
Net cash provided by operating activities of entity held for disposal	68,831	-
Net cash provided by operating activities	919,587	955,101

Cash flows from investing activities:
Net purchase of marketable securities	(40,807)	(42,728)
Additions to construction in progress	-	(73,811)
Purchase of equipment and leasehold improvements	(171,542)	(1,017,774)

Net Cash Used in Investing Activities	(212,349)	(1,134,313)

Cash flows from financing activities:
Proceeds from loans	7,124	25,000

Net Cash Provided By Financing Activities	7,124	25,000

Net Increase (decrease) in Cash and Cash Equivalents	714,362	(154,212)

Effects of Exchange Rate Change in Cash	(8,707)	377,648

Cash and Cash Equivalents-Beginning Balance	7,569,046	6,037,193

Cash and Cash Equivalents-Ending Balance	$8,274,701	$6,260,629

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-
Non Cash Transaction:
Shares Due To Reorganization	$-	$-

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

On September 22, 2008, the Company entered in an Equity Purchase Agreement ("the Agreement") with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in Beijing Tong Yuan Heng Feng Technology Co., Ltd ("BJTY"), which is 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company paid to the Seller US $390,299. The Seller has agreed to accept from the Company the equivalent of US $92,566.46 or RMB 629,451.91 and balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon the amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company delivered to the Seller the cash consideration and duly executed share certificates representing the underlying shares registered in the name of the Seller within 60 days from the date of signature. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company has four million ($4,000,000) dollars or more in net income for the fiscal year of 2008 excluding expenses relating to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission. The incentive compensation shall be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of four million ($4,000,000) dollars by twenty (20%) percent and dividing such product by an agreed value of $0.75 per share.  As of June 30, 2009, such shares have not been issued.

On April 29, 2009, the Board of Directors of AMTG adopted a resolution authorizing the creation of a new Hong Kong corporation.  A Certificate of Incorporation was filed in Hong Kong on April 30, 2009 organizing American Metal Technology Group Limited (“AMTL”). In June 2009, the Board of Directors of AMTG adopted a resolution which authorized AMTG’s utilization of AMTL as the operating entity with respect to overseeing AMTG’s operations in Asia and authorized AMTG’s wholly owned subsidiaries in the People’s Republic of China to become wholly owned subsidiaries of AMTL effective immediately.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

Principal of consolidation

The consolidated financial statements of American Metal Technology, Inc. reflect the activities of the following subsidiaries:

Subsidiaries		Percentage Of Ownership
American Metal Technology Group, (“AMTG") Co., Ltd.	U.S.	100%
American Metal Technology (Lang Fang) Co., Ltd.	P.R.C.	100%
Beijing Tong Yuan Heng Feng (Technology) Co., Ltd.	P.R.C.	100%
American Metal Technology Group Limited	H.K.	100%

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

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2009 and December 31, 2008, cash and cash equivalent amounted to $8,274,701 and $7,569,046, respectively. The cash is deposited with four banks in China and is not insured.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2009 and December 31, 2008, the Company had accounts receivable of $1,333,787 and $2,424,157, net of allowance of $149,306 and $62,716 respectively.

Advances to suppliers

The Company advances to certain vendors for the purchase of material. As of June 30, 2009 and December 31, 2008, the advances to suppliers amounted to $238,085 and $390,368 respectively.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of June 30, 2009 and December 31, 2008 amounted to $458,855 and $8,645 respectively.

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

Accumulated other comprehensive income amounted to $1,953,431 and $1,865,844 as of June 30, 2009 and December 31, 2008, respectively. Accumulated other comprehensive income was mainly foreign currency translation gain as of June 30, 2009.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2009 and December 31, 2008, there was no significant book to tax differences.

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

Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs. The Company evaluated the effect of the new EIT law on its financial position, and the two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be continued.  The Company is exempted from income tax in Peoples Republic of China, for the six months ended June 30, 2009 and 2008.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  Application of this FSP is not expected to have a significant impact on the financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ("FSP 14-1").  FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  FSP 14-1 is not currently applicable to the Company since the Company does not have convertible debt.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”.  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company does not currently have any share-based awards that would qualify as participating securities.  Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Marketable Securities

The Company’s securities are classified as trading and available-for-sale and, as such, are carried at fair value. The securities comprised of shares of common stock of third party customers and securities purchased. Securities classified as trading and available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The Company does not currently have any held-to-maturity or trading securities.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Unrealized holding gains and losses for trading securities and realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold.

Marketable securities classified as available for sale consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Marketable Securities	Various	Various
Cost	$170,311	$164,689
Market Value	174,285	93,906
Unrealized Gain (Loss) for the period ended	3,974	$(70,783)
Accumulated Unrealized Gain (Loss)	-	(58,382)

The Company adopted SFAS No. 157, effective January 1, 2008. SFAS No. 157 applies to marketable securities.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value of certificates of deposit, the Company uses the market approach.  SFAS No. 157 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

•
Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.  The Company does not currently have any financial instruments utilizing Level 1 inputs.

•
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  The certificates of deposit, which were the only component of long-term investments, utilized Level 2 inputs.  These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace.  Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.

•
Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data.  The Company does not currently have any financial instruments utilizing Level 3 inputs.  These financial instruments have significant inputs that cannot be validated by readily determinable data and generally involve considerable judgment by management.

The following table summarizes by level within the fair value hierarchy of marketable securities as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Level 1	Total
Marketable Securities
Trading securities	$174,285	$174,285
	$174,285	$174,285

	December 31, 2008
	Level 1	Total
Marketable Securities
Available-for-sale securities	$93,906	$93,906
	$93,906	$93,906

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Other receivables

Other receivables consisted of the followings at June 30, 2009 and December 31, 2008.  The receivables are due from unrelated parties, interest free, unsecured, and due on demand.

	June 30, 2009	December 31, 2008
Note receivable	$11,713	$117,259
Tax receivable	-	194,638
Others	549,978	40,353
Less: allowance for doubtful accounts	(7,521)	-
Totals	$554,170	$352,250

5. Inventories

Inventories consisted of the followings at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Supplies and raw materials	$1,038,423	$522,008
Work in process	431,739	539,386
Finished goods	164,867	18,347
Totals	$1,635,029	$1,079,741

6. Property, Plant and Equipment

Property, Plant and Equipment consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Building and improvements	$980,204	$981,311
Vehicle	112,803	112,930
Machinery and equipments	4,710,852	4,174,913
Totals	5,803,859	5,269,154
Less: accumulated depreciation	(1,335,037)	(1,108,417)
	$4,468,822	$4,160,737

Depreciation expenses for the six months ended June 30, 2009 and 2008 were $227,787 and $74,328, respectively.

7. Construction in Progress:

As of June 30, 2009 and December 31, 2008, construction in progress, representing construction for additional facilities at its Langfang manufacturing center, amounted to $2,512,144 and $2,884,437, respectively.

8. Intangible assets

The intangible assets comprised of following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Land use right, net	$602,039	$609,378
Permits, net	60,338	75,261
Total	$662,377	$684,639

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

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $663,740. The land use right is for fifty years. The intangible assets consist of the followings as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Intangible assets	$665,237	$665,987
Less: accumulated amortization	(63,198)	(56,609)
	$602,039	$609,378

Permits:

Permits amounted to $60,338 and $75,261 as of June 30, 2009 and December 31, 2008 respectively and are amortized over 5 years:

	2009	2008
Prepaid expenses	$202,504	$196,333
Less: accumulated amortization	(142,166)	(121,072)
	$60,338	$75,261

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

Total amortization expenses for the six month period ended June 30, 2009 and 2008 amounted to $26,740 and $28,163 respectively. Amortization expenses for next five years after June 30, 2009 are as follows:

1 year after June 30, 2009	$52,000
2 year after June 30, 2009	29,000
3 year after June 30, 2009	13,000
4 year after June 30, 2009	13,000
5 year after June 30, 2009	13,000
Total	$120,000

9. Other payable and accrued expenses

Other payable and accrued expenses consisted of the followings at June 30, 2009 and December 31, 2008:

	2009	2008
Payable to other companies	$54,272	$12,731
Taxes payable	20,122	-
Accrued expenses	360,065	82,953
Totals	$434,459	$95,684

10. Due to related parties

Due to related parties amounted to $1,217,256 and $813,082 as of June 30, 2009 and December 31, 2008. Due to related parties includes $1,213,536 due to an entity, 33% of which is owned by the President and CEO of the Company and $3,720 due to the President and CEO of the Company as of June 30, 2009.  The $1,213,536 due to the related party had been fully repaid on July 13, 2009 (see Note 17 – Subsequent Event).

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the statutory reserve amounted to $13,277 and $275,697 for the six month ended June 30, 2009 and 2008, respectively.

The total statutory reserve, as of June 30, 2009 and December 31, 2008, amounted to $1,425,863 and $1,412,586 respectively.

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

12. Options and warrants

Stock Options

In April 2002 the Company issued options to purchase 40,000 shares of common stock at $3.00 per share. The options were issued to an employee under a non qualified option plan. As of April, 2007, all options have expired. No options were issued during the six month ended June 30, 2009.

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

During the six month ended June 30, 2009, the Company expensed $20,435 and deferred $0 in the consolidated financial statements.

The following table summarizes the warrants outstanding as of June 30, 2009:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	50,000	$5	$-
Granted	-	$-	$-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, June 30, 2009	50,000	$5	$-

The weighted average remaining contractual life of warrants outstanding is 3 years as of June 30, 2009.

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

Major customers

Two major customers accounted for 65% of the net revenue for the six month ended June 30, 2009. The Company had $151,460 receivables from one customer and $444,972 unearned revenue with the other as of June 30, 2009.  Two major customers accounted 81% of the net revenue for the six month ended June 30, 2008. The company had $2,358,636 accounts receivable from those customers as of June 30, 2008.

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

During the six months ended June 30, 2009, the Company expensed $20,435 and deferred $0 in the consolidated financial statements.

15. Minority interest

On September 22, 2008, the Company entered in an Equity Purchase Agreement ("the Agreement") with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in Beijing Tong Yuan Heng Feng Technology Co., Ltd ("BJTY"), which is 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company paid to the Seller US $390,299. The Seller has agreed to accept from the Company the equivalent of US $92,566.46 or RMB 629,451.91 and balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon the amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

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

The components of loss from operations related to the entity held for disposal for the six months ended June 30, 2009 is shown below:

2009
Net sales	$-

Cost of sales	-

Gross profit	-

Operating expenses
Operating and administrative expenses	68,682
Total operating expenses	68,682

Loss from operations	(68,682)

Non-operating expenses
Other expense	149

Net Loss before income tax	(68,831)

Provision for Income tax	-

Net loss from entity held for disposal	$(68,831)

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Entity held for disposal - continued

Assets and liabilities for the entity held for disposal as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$-	$22,901
Account receivable, net	-	46,575
Total Current assets	-	69,476

Liabilities
Other payable	-	645
Total Liabilities	-	645

Net Asset Held for Disposal	$-	$68,831

17. Subsequent event

On July 1, 2009, AMTG entered into an amended loan agreement with an entity, 33% of which is owned by the President and CEO of the Company regarding the $1,213,536 due to the related party (see Note 10 – Due to related party).  In view of the depreciation in the U.S. dollar, AMTG agreed to pay to the related party the agreed upon sum of $317,565, to compensate the related party for the loss in the value of the loan based upon the difference between the exchange rate at the time of the loan and the current exchange rate.  Such agreement was authorized and approved by our Board of Directors.  The additional charge of $317,565 had been accrued as of June 30, 2009.  The total principal balance of $1,213,536 had been fully repaid on July 13, 2009, whereas the additional charge of $317,565 had been fully paid on August 5, 2009.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of June 30, 2009 amounted to $458,855.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Allowance for doubtful accounts

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2009, the Company had net accounts receivable of $1,333,787, net of allowance of $149,306.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Impairment of long-lived assets - continued

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months and six months ended June 30, 2009 and June 30, 2008.

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

Accumulated other comprehensive income amounted to $1,953,431 and $1,865,844 as of June 30, 2009 and December 31, 2008, respectively. Accumulated other comprehensive income was mainly from foreign currency translation gain as of June 30, 2009.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2009 and 2008, there was no significant book to tax differences.

RESULTS OF OPERATIONS

We design and manufacture high-precision casting and machined parts based on blueprints supplied by our customers. To set us apart from competition, we streamlined production cycle by providing a one stop solution to include all three integral processes in making high precision parts, which are molding design and fabrication, high precision investment casting and CNC machining process. Our products are almost exclusively component parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China and exported to foreign markets.   Our primary focus during 2008 and 2009 has been to increase demand for our castings and machined parts outside China, and we experienced significant growth in existing and new markets with existing and new customers.  During the six months ended June 30, 2009, as further set forth below, due to the worldwide economic slowdown, we recognized that we would experience a reduction in revenue and have been working towards reducing our operating expenses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

RESULTS OF OPERATIONS - continued

During the first quarter of fiscal year 2009, we completed construction of the first building, which is a factory with a workspace of 6,654.84 square meters.  The factory entails  a 4,500 square meter metal casting shop, a 1,000 square meter electronic shop, a 500 square meter mould shop, and a 600 square meter inventory and assorted sets shop. The second building will be a 4,260.84 square meter four level staff dormitory which will accommodate 600 staff members. We have substantially completed the construction of the second building during the second quarter of fiscal year 2009, and expect to transfer from construction-in-progress to fixed assets in the third quarter once the total cost is confirmed and the title documents are completed.

As of December 31, 2008, we had 323 employees working at our factories compared to 256 at the same time in the prior year. Prior to December 2008, the Company operated with three shifts per day for seven days each week.  Due to the global economic downturn, in December 2008, the Company reduced shifts to one shift per day.  From January 2009 through the date of this Quarterly Report, the Company has been operating one shift per day.  As of June 30, 2009, we had 260 full time employees.

For the three months and six months ended June 30, 2009, the Company’s net sales dropped approximately 72% and 73% as compared to the three months and six months ended June 30, 2008, respectively.  We experienced an approximate 70% decline in our orders from our European customers.  We anticipate that during 2009 we will achieve 40% of the sales which we received during the fiscal year ended December 31, 2008.  Depending upon the condition of the economy, we may experience a net loss for 2009.

 On September 22, 2008, the Company entered in an Equity Purchase Agreement ("the Agreement") with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in Beijing Tong Yuan Heng Feng Technology Co., Ltd ("BJTY"), which is 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company paid to the Seller US $390,299. The Seller has agreed to accept from the Company the equivalent of US $92,566.46 or RMB 629,451.91 and balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon the amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company has four million ($4,000,000) dollars or more in net income for the fiscal year of 2008 excluding expenses relating to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission. The incentive compensation shall be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of four million ($4,000,000) dollars by twenty (20%) percent and dividing such product by an agreed value of $0.75 per share.  As of June 30, 2009, such shares have not been issued.

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

On July 1, 2009, AMTG entered into an amended loan agreement with an entity, 33% of which is owned by the President and CEO of the Company regarding the $1,213,536 due to the related party (see Note 10 – Due to related party).  In view of the depreciation in the U.S. dollar, AMTG agreed to pay to the related party the agreed upon sum of $317,565, to compensate the related party for the loss in the value of the loan based upon the difference between the exchange rate at the time of the loan and the current exchange rate.  Such agreement was authorized and approved by our Board of Directors.  The additional charge of $317,565 had been accrued as of June 30, 2009.  The total principal balance of $1,213,536 had been fully repaid on July 13, 2009, whereas the additional charge of $317,565 had been fully paid on August 5, 2009.

Revenue

Net sales for the three months ended June 30, 2009 was $1,437,804, a decrease of 71.7% as compared to $5,086,839 for the three months ended June 30, 2008. Gross profit for the three months ended June 30 2009, was $298,322, or approximately 20.7% of revenues, compared to $1,779,145, or 34.97% of revenues, for the same period in 2008.

Net sales for the six months ended June 30, 2009 was $2,722,027, a decrease of 73% as compared to $9,983,353 for the six months ended June 30, 2008.  Gross profit for the six months ended June 30, 2009, was $693,697, or approximately 25% of revenues, compared to $3,238,540, or 32% of revenues, for the same period in 2008.

The decrease is primarily due to the approximate 70% decline in orders from our European customers.  The decline in gross margin was resulted from higher fixed costs allocated to cost of goods sold due to decline in sale orders during the current period as compared to the same period prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were $199,055 for the three-month period ended June 30, 2009, a decrease of $175,716, compared to $374,771 for the three month period ended June 30, 2008.

Total expenses, comprised mostly of general and administrative expenses were $834,177 for the six-month period ended June 30, 2009, a decrease of $37,798, compared to $871,975 for the six-month period ended June 30, 2008.

Interest Income and Expense

Net interest income for the three months ended June 30, 2009 was $2,227 as compared to net interest income of $1,621 for the three months ended June 30, 2008.  This increase is primarily due to the increase in our cash and cash equivalents.

Net interest income for the six months ended June 30, 2009 was $112,926 as compared to net interest income of $7,349 for the six months ended June 30, 2008.  This increase is primarily due to interest income recognized during the first quarter of fiscal year 2009 from the maturity of a CD.

Other Expense

Other expense for the three months ended June 30, 2009 was $319,928 as compared to $12,351 for the three months ended June 30, 2008.  Other expense for the six months ended June 30, 2009 was $321,054 as compared to $11,310 for the six months ended June 30, 2008.  The increase during the current periods was mainly due to accruing the additional charge of $317,565 for the balance due to a related party as discussed in Note 17 – Subsequent event.

Net (Loss) Income

We had net loss of $276,335 for the three months ended June 30, 2009 as compared to net income of $1,403,540 for the three months ended June 30, 2008.  We also incurred net loss of $436,085 for the six months ended June 30, 2009 as compared to net income of $2,420,736 for the six months ended June 30, 2008.  The losses observed during the current periods were mainly derived from the decreases in net sales and the increase in other expense.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $8,274,701 on June 30, 2009.  Through the fiscal year ended December 31, 2008, we met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of precision metal casting and electronic circuit boards manufactured in facilities located in the People’s Republic of China.

During the six month period ended June 30, 2009, net cash provided by operating activities was $919,587 as compared to $955,101 for the six-month period ended June 30, 2008.  Net cash provided from financing activities was $7,124 for the six-month period ended June 30, 2009 as compared to $25,000 for the six-month period ended June 30, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

None.

Purchase of Significant Equipment

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2009 we have investments of $174,285 in marketable securities.  During the three months and six months ended June 30, 2009, we recorded a net gain of $6,959 and a net loss of $22,618 on the disposal of such securities, respectively.  Although these investments represent less than one (1%) percent of our total assets, and, accordingly, do not represent a significant component of our assets, there can be no assurance that there will not be significant fluctuations in the equity markets that reduce the value of these investments including, but not limited to, a total loss of the value of these investments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Our principal executive and financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), has concluded that as of the fiscal quarter ended June 30, 2009 our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including, our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit Number	Description

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

1	Filed 8-K/A on July 6, 2009, the Company announced a change in its certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: August 14, 2009	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer