Form 10-Q
period 2009-09-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2009-11-16
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2009

or

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

 Yes ☒ No ☐

10,720,268  shares of the registrant's Common Stock, $.0001 per share, were outstanding as of November 16, 2009.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-Q

	PART I FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheet as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Consolidated Statements of Income for the Three Months Ended September 30, 2009 and 2008 and for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

	Notes to Financial Statements	6 - 18

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	19 - 24

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	25

	PART II OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

	Signatures	26

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,956,295	$7,569,046
Accounts receivable - net	398,929	442,238
Accounts receivable - related parties	28,242	1,981,919
Investment in marketable securities	123,934	93,906
Other receivables	663,679	352,250
Other receivables - related parties	2,046	-
Advances to suppliers	45,997	390,368
Inventories	2,056,832	1,079,741
Prepaid expense	647	-
Current assets of the entity held for disposal	-	69,476
Total Current Assets	10,276,601	11,978,944

Property, Plant And Equipment, net	7,507,313	4,160,737

Construction in Progress	-	2,884,437

Intangible Assets, net	645,984	684,639

Total Assets	$18,429,898	$19,708,757

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$839,590	$1,544,995
Accrued liabilities and other payables	113,607	95,039
Accrued bonuses	668,038	351,913
Construction payable	395,534	-
Amount due to related parties	600	813,082
Unearned revenue	17,847	8,645
Liability of the entity held for disposal	-	645

Total Current Liabilities	2,035,215	2,814,319

Commitments	-	-

Shareholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 10,720,268 shares issued and outstanding	1,072	1,072
Additional paid in capital	7,786,114	7,786,114
Deferred expense-warrants	-	(20,435)
Statutory reserve	1,425,287	1,412,586
Accumulated other comprehensive income	1,964,987	1,865,844
Retained earnings	5,217,222	5,849,257

Total Stockholders' Equity	16,394,682	16,894,438

Total Liabilities and Shareholders' Equity	$18,429,898	$19,708,757

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net sales	$972,996	$4,353,422	$3,438,920	$14,336,775
Cost of goods sold	(773,409)	(3,027,594)	(2,548,476)	(9,772,407)
Gross profit	199,587	1,325,829	890,444	4,564,369
Operating expenses
Selling expenses	(4,868)	(9,887)	(12,905)	(40,604)
Impairment of goodwill	-	(120,128)	-	(120,128)
Operating and administrative expenses	(517,640)	(512,989)	(1,412,636)	(1,354,247)
Total operating expenses	(522,508)	(643,004)	(1,425,542)	(1,514,979)
Income (Loss) from operations	(322,921)	682,825	(535,098)	3,049,390
Other income (expense)
Interest income	195,300	206,021	308,198	206,021
Unrealized gain on marketable securities	85	-	85	-
Gain (Loss) on sale of marketable securities	12,016	45,416	(6,635)	45,416
Other income (expense)	4,000	(28,349)	(317,054)	(28,349)
Total other income (expense)	211,401	223,087	(15,405)	223,087
Income (Loss) before minority interest	(111,520)	905,912	(550,503)	3,272,477
Minority interests	-	(9,693)	-	(9,693)
Net income (loss) from continuing operations	(111,520)	915,605	(550,503)	3,282,170
Loss from entity held for disposal	(68,831)	-	(68,831)	-
Net Income (Loss)	$(180,351)	$915,605	$(619,334)	$3,282,170
Basic and diluted weighted average shares outstanding	10,720,268	10,430,606	10,720,268	10,411,993
Net earnings (loss) per share from continuing operations	$(0.01)	$0.09	$(0.05)	$0.32
Net loss per share from entity held for disposal	(0.01)	-	(0.01)	-
Basic and diluted net earnings (loss) per share	$(0.02)	$0.09	$(0.06)	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (Loss) Income	$(619,334)	$3,282,170
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	450,833	298,230
Share-based compensation	316,125
Loss (gain) on disposal of marketable securities	6,635	(45,416)
Amortization of deferred expense-warrants	20,435	-
Unrealized gain on marketable securities	(85)	-
Bad debt expenses	(7,614)	(40,444)
Minority interest	-	(9,693)
Impairment of goodwill	-	120,128
Issuance of warrants for services	-	54,955
(Increase)/decrease in assets:
Accounts receivable	2,001,609	(2,096,776)
Note receivable	108,315	-
Other receivables	25,472	34,359
Other receivable-related party	1,461	-
Inventory	(976,852)	(140,659)
Advance to suppliers	343,871	83,070
Prepaid expenses	(1,779)	-
Increase/(decrease) in liabilities:
Accounts payable	(703,978)	357,393
Other payable and accrued expenses	413,782	(40,597)
Unearned revenue	9,199	10,871
Net cash provided by operating activities from continuing operations	1,388,095	1,867,589
Net cash provided by operating activities of entity held for disposal	67,006	-
Net cash provided by operating activities	1,455,101	1,867,589

Cash flows from investing activities:
Net purchase of marketable securities	21,698	(44,621)
Additions to construction in progress	-	(1,306,389)
Cash paid for acquisition of minority interest	-	(92,566)
Purchase of equipment and leasehold improvements	(875,189)	(1,384,585)

Net cash used in investing activities	(853,492)	(2,828,161)

Cash flows from financing activities:
Net repayments of loans	(1,209,532)	-
Net proceeds from loans	-	908,665

Net cash (used in) provided by Financing Activities	(1,209,532)	908,665

Net Increase (decrease) in Cash and Cash Equivalents	(607,923)	(51,907)

Effects of Exchange Rate Change in Cash	(4,829)	447,903

Cash and Cash Equivalents-Beginning Balance	7,569,046	6,037,193

Cash and Cash Equivalents-Ending Balance	$6,956,295	$6,433,189

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-
Non Cash Transaction:
Shares due to acquisition of minority interest	$-	$383,555

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

Principal of consolidation

The consolidated financial statements of American Metal Technology, Inc. reflect the activities of the following subsidiaries:

Subsidiaries		Percentage Of Ownership
American Metal & Technology Group, (“AMTG") Co., Ltd.	U.S.	100%
American Metal Technology (Lang Fang) Co., Ltd.	P.R.C.	100%
Beijing Tong Yuan Heng Feng (Technology) Co., Ltd.	P.R.C.	100%
American Metal Technology Group Limited	H.K.	100%

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

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2009 and December 31, 2008, cash and cash equivalent amounted to $6,956,295 and $7,569,046, respectively. The cash is deposited with four banks in China and is not insured.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2009 and December 31, 2008, the Company had accounts receivable of $427,171 and $2,424,157, net of allowance of $55,062 and $62,716 respectively.

Advances to suppliers

The company advances to certain vendors for the purchase of material. As of September 30, 2009 and December 31, 2008, the advances to suppliers amounted to $45,997 and $390,368 respectively.

Revenue recognition

The Company recognizes sales revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of September 30, 2009 and December 31, 2008 amounted to $17,847 and $8,645 respectively.

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

Accumulated other comprehensive income amounted to $1,964,987 and $1,865,844 as of September 30, 2009 and December 31, 2008, respectively.  Accumulated other comprehensive income was mainly foreign currency translation gain as of September 30, 2009.

Income taxes

Recognition of deferred tax assets and liabilities is required for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2009 and December 31, 2008, there was no significant book to tax differences.

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

Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs. The Company evaluated the effect of the new EIT law on its financial position, and the two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be continued.  The Company is exempted from income tax in Peoples Republic of China, for the nine month ended September 30, 2009 and 2008.

Segment reporting

The use of the "management approach" model for segment reporting is required.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

There was no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment - manufacture and marketing high-precision investment casting and metal fabrication products in China.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) became the single source of authoritative US GAAP.  The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF), FASB Staff Position (FSP), etc.  Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number.  Beginning with this interim report for the third quarter of 2009, references to prior standards have been removed.

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

Marketable securities classified as available for sale consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Marketable Securities	Various	Various
Cost	$123,850	$164,689
Market Value	123,934	93,906
Unrealized Gain (Loss) for the period ended	85	(70,783)
Accumulated Unrealized Gain (Loss)	-	(58,382)

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Marketable Securities - continued

The Company adopted new accounting guidance on fair value measurements effective January 1, 2008 and applied to marketable securities.

The new accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value of certificates of deposit, the Company uses the market approach.  The new accounting guidance establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

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

The following table summarizes by level within the fair value hierarchy of marketable securities as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Level 1	Total
Marketable Securities
Trading securities	$123,934	$123,934
	$123,934	$123,934

	December 31, 2008
	Level 1	Total
Marketable Securities
Available-for-sale securities	$93,906	$93,906
	$93,906	$93,906

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Other receivables

Other receivables consisted of the following at September 30, 2009 and December 31, 2008.  The receivables are due from unrelated parties, interest free, unsecured, and due on demand.

	September 30, 2009	December 31, 2008
Note receivable	$8,790	$117,259
Tax receivable	70,399	194,638
Interest receivable	37,787
Others	546,703	40,353
Less: allowance for doubtful accounts	-	-
Totals	$663,679	$352,250

5. Inventories

Inventories consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Supplies and raw materials	$1,391,878	$522,008
Work in process	452,306	539,386
Finished goods	212,648	18,347
Totals	$2,056,832	$1,079,741

6. Property, Plant and Equipment

Property, Plant and Equipment consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Building and improvements	$4,018,882	$981,311
Vehicle	112,869	112,930
Machinery and equipments	4,893,346	4,174,913
Totals	9,025,097	5,269,154
Less: accumulated depreciation	(1,517,784)	(1,108,417)
	$7,507,313	$4,160,737

Depreciation expenses for the nine month ended September 30, 2009 and 2008 were $411,448 and $256,925, respectively.

7. Construction in Progress:

As of September 30, 2009 and December 31, 2008, construction in progress, representing construction for additional facilities at its Langfang manufacturing center, amounted to $0 and $2,884,437, respectively.  The construction was completed and placed in service in March, 2009.

8. Intangible assets

The intangible assets comprised of following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Land use right, net	$599,064	$609,378
Permits, net	46,921	75,261
Total	$645,985	$684,639

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

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $663,740. The land use right is for fifty years. The land use rights consist of the followings as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Land use rights	$665,627	$665,987
Less: accumulated amortization	(66,563)	(56,609)
	$599,064	$609,378

Permits:

Permits amounted to $46,921 and $75,261 as of September 30, 2009 and December 31, 2008 respectively and are amortized over 5 years:

	September 30, 2009	December 31, 2008
Prepaid expenses	$196,226	$196,333
Less: accumulated amortization	(149,305)	(121,072)
	$46,921	$75,261

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

Total amortization expenses for the nine month period ended September 30, 2009 and 2008 amounted to $39,347 and $41,305 respectively. Amortization expenses for next five years after September 30, 2009 are as follows:

1 year after September 30, 2009	$52,520
2 year after September 30, 2009	20,970
3 year after September 30, 2009	13,301
4 year after September 30, 2009	13,301
5 year after September 30, 2009	13,301
Total	$113,393

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9. Accrued liabilities and other payables

Accrued liabilities and other payables consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accrued expenses	$102,527	$82,308
Others	11,080	12,731
Totals	$113,607	$95,039

10. Related party transactions

Our President and Chief Executive Officer and a Director, and the Secretary of the Company and a Director own 35% and 21.6%, respectively of a company now known as Beijing Sande Technology (Holding) Co., Ltd. (“Beijing Sande”) which is a Chinese Corporation which, in turn, owns approximately 20% of Beijing Micro Matic Machinery, Ltd (“Beijing Micro”).  The controlling interest of approximately 80% of Beijing Micro Matic Machinery, Ltd. is owned by Denmark Micro Matic International SA, (“Denmark Micro”) an entity registered in Denmark.

Net revenue from Beijing Micro amounted to $2,038,186 for the nine months period ended September 30, 2009.  At September 30, 2009 and December 31, 2008, accounts receivable from Beijing Micro were $28,242 and $1,947,738, respectively.

Net revenue from Beijing Sande amounted to $295,919 for the nine months ended September 30, 2009.  At September 30, 2009 and December 31, 2008, accounts receivable from Beijing Sande were $0 and $34,181, respectively.  Net long-term loan payable to Beijing Sande was $0 and $762,482 as of September 30, 2009 and December 31, 2008, respectively.

Due to the President and CEO of the Company amounted to $600 and $50,600 as of September 30, 2009 and December 31, 2008, respectively, which were due on demand, interest free, and unsecured.

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the statutory reserve amounted to $12,700 and $368,529 for the nine month ended September 30, 2009 and 2008, respectively.

The total statutory reserve, as of September 30, 2009 and December 31, 2008, amounted to $1,425,287 and $1,412,586 respectively.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ equity - continued

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

Incentive compensation

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company has four million ($4,000,000) dollars or more in net income for the fiscal year of 2008 excluding expenses relating to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission. The incentive compensation was to be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of four million ($4,000,000) dollars by twenty (20%) percent and dividing such product by an agreed value of $0.75 per share.  As of September 30, 2009, such shares have not been issued.

On September 29, 2009, the Board of Directors adopted resolutions which broaden the scope of the Board of Directors’ resolution dated October 31, 2008 to authorize the Company to provide incentive compensation to key members of its management and also key employees as well as outside consultants who have provided services to the Company, selected and determined by the Board of Directors.  As set forth in the Board of Directors’ resolution dated September 29, 2009, the incentive compensation shall be paid by the issuance of an aggregate of 596,462 shares of common stock of the Company to the individuals and in the amounts as selected and determined by the Board of Directors.  Compensation cost of $316,125 was recognized for the three months and nine months ended September 30, 2009 at $0.53 per share, the market price of the Company’s common stock on September 29, 2009, the grant date.  As of September 30, 2009, such shares had not been issued.

Protocol of Cooperation

On September 29, 2009, the Board of Directors adopted resolutions approving the Company entering into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company intends to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF have engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF, and assist AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares will be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based on performance condition, 40% of which will become unrestricted two years after issuance, and 20% for each year thereafter.  The term of the Protocol is two years which will extend every two years until both AMLF and Kova agree to cease the Protocol.  As of September 30, 2009 such shares had not been issued.

12. Options and warrants

Stock Options

In April 2002 the Company issued options to purchase 40,000 shares of common stock at $3.00 per share. The options were issued to an employee under a non qualified option plan. As of April, 2007, all options have expired. No options were issued during the nine month ended September 30, 2009.

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

During the nine month ended September 30, 2009, the Company expensed $20,435 and deferred $0 in the consolidated financial statements.

The following table summarizes the warrants outstanding as of September 30, 2009:

	Warrants outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2008	50,000	$5	$-
Granted	-	$-	$-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, September 30, 2009	50,000	$5	$-

The weighted average remaining contractual life of warrants outstanding is 3 years as of September 30, 2009.

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

Major customers

Two major customers accounted for 68% of the net revenue for the nine month ended September 30, 2009.  These two customers were related parties of the Company, including Beijing Micro and Beijing Sande (see Note 10).  Net revenue from Beijing Micro accounted for 59% of net revenue for the nine months ended September 30, 2009.  It sells our products to users in Europe which subjects us to a substantial risk of an economic downturn to Europe.  Net revenue from Beijing Sande accounted for 9% of net revenue for the nine months ended September 30, 2009.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Minority interest

On September 22, 2008, the Company entered in an Equity Purchase Agreement ("the Agreement") with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in Beijing Tong Yuan Heng Feng Technology Co., Ltd ("BJTY"), which was at such time 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company agreed to pay to the Seller US $390,299. The Seller agreed to accept from the Company the equivalent of US $92,566.46 or RMB 629,451.91 and balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon the amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company was to deliver to the Seller the cash consideration and duly executed share certificates representing the underlying shares registered in the name of the Seller within 60 days from the date of signature. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

15. Entity held for Disposal

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

The components of loss from operations related to the entity held for disposal for the nine months ended September 30, 2009 is shown below:

2009
Net sales	$-

Cost of sales	-

Gross profit	-

Operating expenses
Operating and administrative expenses	68,682
Total operating expenses	68,682

Loss from operations	(68,682)

Non-operating expenses
Other expense	149

Net Loss before income tax	(68,831)

Provision for Income tax

Net loss from entity held for disposal	$(68,831)

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15. Entity held for Disposal - continued

Assets and liabilities for the entity held for disposal as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$-	$22,901
Account receivable, net	-	46,575
Total Current assets	-	69,476

Liabilities
Other payable	-	645
Total Liabilities	-	645

Net Asset Held for Disposal	$-	$68,831

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Revenue recognition

The Company recognizes sales revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Unearned revenue as of September 30, 2009 and December 31, 2008 amounted to $17,847 and $8,645 respectively.

 The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Allowance for doubtful accounts

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of September 30, 2009, the Company had net accounts receivable of $427,171, net of allowance of $55,062.

Inventory valuation

Inventories are valued at the lower of cost or market value using weighted average method.  Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.

Impairment of long-lived assets

The accounting guidance provided by the Financial Accounting Standards Board ("FASB") requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the three months and nine months ended September 30, 2009 and 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Accumulated other comprehensive income amounted to $1,964,987 and $1,865,844 as of September 30, 2009 and December 31, 2008, respectively.  Accumulated other comprehensive income was mainly foreign currency translation gain as of September 30, 2009.

Income taxes

Recognition of deferred tax assets and liabilities is required for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  At September 30, 2009 and December 31, 2008, there was no significant book to tax differences.

RESULTS OF OPERATIONS

We design and manufacture high-precision casting and machined parts based on blueprints supplied by our customers. To set us apart from competition, we streamlined production cycle by providing a one stop solution to include all three integral processes in making high precision parts, which are molding design and fabrication, high precision investment casting and CNC machining process. Our products are almost exclusively component parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China and exported to foreign markets.   Our primary focus during 2008 and 2009 has been to increase demand for our castings and machined parts outside China, and we experienced significant growth in existing and new markets with existing and new customers.  During the nine months ended September 30, 2009, as further set forth below, due to the worldwide economic slowdown, we recognized that we would experience a reduction in revenue and have been working towards reducing our operating expenses.

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

During the first quarter of fiscal year 2009, we completed construction of the first building, which is a factory with a workspace of 6,654.84 square meters.  The factory entails  a 4,500 square meter metal casting shop, a 1,000 square meter electronic shop, a 500 square meter mould shop, and a 600 square meter inventory and assorted sets shop.  The second building will be a 4,260.84 square meter four level staff dormitory which will accommodate 600 staff members.  We have completed the construction of the second building during the second quarter of fiscal year 2009.

As of December 31, 2008, we had 323 employees working at our factories compared to 256 at the same time in the prior year.  Prior to December 2008, the Company operated with three shifts per day for seven days each week.  Due to the global economic downturn, in December 2008, the Company reduced shifts to one shift per day.  From January 2009 through the date of this Quarterly Report, the Company has been operating one shift per day.  As of September 30, 2009, we had 281 full time employees.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

For the three months and nine months ended September 30, 2009, the Company’s net sales dropped approximately 78% and 76% as compared to the three months and nine months ended September 30, 2008, respectively.  We experienced more than 70% decline in our orders from our European customers.  We anticipate that during 2009 we will achieve approximately 40% of the sales which we received during the fiscal year ended December 31, 2008.  Depending upon the condition of the economy, we may experience a net loss for 2009.

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

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company has four million ($4,000,000) dollars or more in net income for the fiscal year of 2008 excluding expenses relating to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission. The incentive compensation shall be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of four million ($4,000,000) dollars by twenty (20%) percent and dividing such product by an agreed value of $0.75 per share.  As of September 30, 2009, such shares have not been issued.

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

On July 1, 2009, AMTG entered into an amended loan agreement with an entity, 33% of which is owned by the President and CEO of the Company regarding the $1,213,536 due to the related party (see Note 10 – Due to related party).  In view of the depreciation in the U.S. dollar, AMTG shall pay to the related party the agreed upon sum of $317,565, to compensate the related party for the loss in the value of the loan based upon the difference between the exchange rate at the time of the loan and the current exchange rate.  Such agreement was authorized and approved by our Board of Directors.  The total principal balance of $1,213,536 had been fully repaid on July 13, 2009, whereas the additional charge of $317,565 had been fully paid on August 5, 2009.

On September 29, 2009, the Board of Directors adopted resolutions which broaden the scope of the Board of Directors’ resolution dated October 31, 2008 to authorize the Company to provide incentive compensation to key members of its management and also key employees as well as outside consultants who have provided services to the Company, selected and determined by the Board of Directors.  As set forth in the Board of Directors’ resolution dated September 29, 2009, the incentive compensation shall be paid by the issuance of an aggregate of 596,462 shares of common stock of the Company to the individuals and in the amounts as selected and determined by the Board of Directors.  Compensation cost of $316,125 was recognized for the three months and nine months ended September 30, 2009 at $0.53 per share, the market price of the Company’s common stock on September 29, 2009, the grant date.  As of September 30, 2009, such shares had not been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

On September 29, 2009, the Board of Directors adopted resolutions approving the Company entering into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company intends to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF have engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF, and assist AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares will be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based on the performance condition of Kova under the Protocol, 40% of which will become unrestricted two years after issuance, and 20% for each year thereafter.  The term of the Protocol is two years which will extend every two years until both AMLF and Kova agree to cease the Protocol.  As of September 30, 2009 such shares had not been issued.

Revenue

Net sales for the three months ended September 30, 2009 was $972,996, a decrease of 78% as compared to $4,353,422 for the three months ended September 30, 2008.  Gross profit for the three months ended September 30 2009, was $199,587, or approximately 20.5% of revenues, compared to $1,325,829, or 30.5% of revenues, for the same period in 2008.

Net sales for the nine months ended September 30, 2009 was $3,438,920, a decrease of 76% as compared to $14,336,775 for the nine months ended September 30, 2008.  Gross profit for the nine months ended September 30, 2009, was $890,444, or approximately 26% of revenues, compared to $4,564,369, or 32% of revenues, for the same period in 2008.

The decrease was primarily due to the more than 70% decline in orders from our European customers.  The decline in gross margin was resulted from higher fixed costs per unit allocated to cost of goods sold due to decline in sale orders during the current period as compared to the same period prior year.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were $522,508 for the three-month period ended September 30, 2009, a decrease of $4,651 or 1% as compared to $643,004 for the three month period ended September 30, 2008.

Total expenses, comprised mostly of general and administrative expenses were $1,412,636 for the nine-month period ended September 30, 2009, a decrease of $58,389 or 4% as compared to $1,514,979 for the nine-month period ended September 30, 2008.

The decrease was mainly a result of decreased salaries and wages, welfare expenses, and retirement insurance premium due to lower headcount for the current period, partially offset by compensation cost of $316,125 recognized in the current quarter for 596,462 shares granted to key members of management, key employees, as well as outside consultants who have provided services to the Company as selected and determined by the Board of Directors, as well as increases in depreciation expense resulting from the completion of the two new buildings.

Interest Income and Expense

Net interest income for the three months ended September 30, 2009 was $195,300 as compared to net interest income of $206,021 for the three months ended September 30, 2008.

Net interest income for the nine months ended September 30, 2009 was $308,198 as compared to net interest income of $206,021 for the nine months ended September 30, 2008.  This increase in interest income was primarily driven by the increased balance of time deposits during fiscal year 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Other Expense

Other income for the three months ended September 30, 2009 was $4,000 as compared to other expense of $28,349 for the three months ended September 30, 2008.  The increase in other income was attributable to higher investment income on short-term investments for the current quarter.

Other expense for the nine months ended September 30, 2009 was $317,054 as compared to $28,349 for the nine months ended September 30, 2008.  The increase during the current periods was mainly due to incurring an additional charge for compensating a related party for its loss in the value of a loan to the Company, based upon the difference between the exchange rate at the time of the loan was borrowed and the current exchange rate upon repaying the loan.  The total principal balance and interest of the loan had been fully repaid in July and August 2009.

Net (Loss) Income

We had net loss of $180,351 for the three months ended September 30, 2009 as compared to net income of $915,605 for the three months ended September 30, 2008.  We incurred net loss of $619,334 for the nine months ended September 30, 2009 as compared to net income of $3,282,170 for the nine months ended September 30, 2008.  The losses observed during the current period were mainly derived from the decreases in net sales and the increase in other expense.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $6,956,295 on September 30, 2009.  Through the fiscal year ended December 31, 2008, we met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of precision metal casting and electronic circuit boards manufactured in facilities located in the People’s Republic of China.

During the nine-month period ended September 30, 2009, net cash provided by operating activities was $1,455,101 as compared to $1,867,589 for the nine-month period ended September 30, 2008.  Net cash used in financing activities was $1,209,532 for the nine-month period ended September 30, 2009 as compared to $908,665 net cash provided by financing activities for the nine-month period ended September 30, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

None.

Purchase of Significant Equipment

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September  30, 2009 we have investments of $123,934 in marketable securities.  During the three months and nine months ended September 30, 2009, we recorded a net gain of $12,016 and a net loss of $6,635 on the disposal of such securities, respectively.  Although these investments represent less than one (1%) percent of our total assets, and, accordingly, do not represent a significant component of our assets, there can be no assurance that there will not be significant fluctuations in the equity markets that reduce the value of these investments including, but not limited to, a total loss of the value of these investments.

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

ITEM 4T. CONTROLS AND PROCEDURES

Our principal executive and financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), has concluded that as of the fiscal quarter ended September 30, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including, our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: November 16, 2009	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer