Form 10-K
period 2009-12-31
AMERICAN METAL & TECHNOLOGY, INC.
filed 2010-04-15
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $3,291,660.

As of March 9, 2010, there were 12,012,230 shares of Common Stock, $0.0001 par value per share issued and outstanding.

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

ITEM 1.  DESCRIPTION OF BUSINESS

Our Business

On June 1, 2007, American Metal & Technology, Inc. formally changed its name from Murray United Development Corporation to American Metal & Technology, Inc. (the “Company”).  Murray United Development Corporation was incorporated on October 13, 1987 under the laws of the State of Delaware.  The Company through its wholly owned subsidiary American Metal Technology Group, a Nevada corporation (“AMTG”), and through AMTG’s wholly owned subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. ("BJTY") and American Metal Technology (Lang Fang) Co., Ltd., ("AMLF"), primarily specializes in precision casting, machining, mold design and manufacturing in the People's Republic of China ("China"). We manufacture investment casting and machined products, including valves, pipe fittings, regulators, dispensers, machinery spare parts, marine hardware, water treatment parts, automotive and airplane accessories, electronic circuit boards for home appliances and motion controllers, and other equipment parts based upon blueprints supplied to us by our customers. We use a wide range of ferrous and non-ferrous materials such as stainless steel, carbon steel, low alloy steel and aluminum. Our factory is certified with ISO9001 and ISO14001 standards.

BJTY was incorporated on December 11, 2001 with its principal place of business in Beijing, China. Since its organization, BJTY has been a manufacturer of precision metal parts for original equipment manufacturers ("OEMs").

AMTG was incorporated on January 13, 2004 under the laws of the state of Nevada. On June 1, 2004, AMTG entered into an equity purchase agreement with Beijing Sande Technology (Holding) Co., Ltd. (“BST”) to acquire 80% ownership of Beijing Tong Yuan Heng Feng Technology Co., Ltd. (“BJTY”). As a result, AMTG issued 7,200 shares of its pre-split common stock to BST in exchange for 80% ownership of BJTY. On August 2, 2004, AMTG incorporated American Metal Technology (Lang Fang) Co., Ltd. (“AMLF”) in Hebei, China, for the purpose of expanding the production facility of BJTY. On August 8, 2004, AMTG and AMLF together entered into an equity purchase agreement with Beijing Sande Shang Mao Co., Ltd. (BSS) for the remaining 20% of BJTY. As a result, AMTG issued 1,800 shares of its pre-split common stock to BSS and AMLF became the 20% owner of  BJTY. AMTG later acquired the 20% ownership of BJTY from AMLF to own 100% of BJTY. On November 12, 2004, AMTG effectuated a forward split of all of its outstanding shares of common stock on a 1,000 for 1 basis. On November 2005, AMTG sold 5% of BJTY to an unrelated party for $240,000. As set forth below, the Company repurchased such shares pursuant to an Equity Purchase Agreement entered into on September 22, 2008.

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Our Business - continued

On September 22, 2008, the Company entered into an Equity Purchase Agreement (the “Agreement") with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in BJTY, which was 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company agreed to pay to the Seller US $390,299. The Seller agreed to accept from the Company the equivalent of US $92,566.46 (or RMB 629,451.91) in cash consideration and the balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon an amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company agreed to deliver to the Seller the cash consideration and duly executed share certificates representing the underlying shares registered in the name of the Seller within 60 days from the date of signature. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

AMLF was incorporated as a wholly owned subsidiary by AMTG on August 2, 2004 in Lang Fang City, Hebei, China. AMLF was formed to expand the production and operation of BJTY. Following the incorporation, AMLF had purchased the rights to use a total area of 30,291.3 square meters (approximately 326,053 square feet) of land from the Chinese government. The land is located on the east side of Meison Street and north of the Lang Fang development zone garden in Lang Fang, Hebei, China. The term of the land-use-rights is fifty (50) years from September 1, 2004 to September 1, 2054. The land is semi-developed in terms of ready access to supplies of water, electricity, heat, natural gas and internet connections. AMLF has completed its construction of a two story manufacturing plant with a total occupied space of 5,000 square meters (53,819 square feet).

In February 2008, we announced that we were planning to invest an estimated $3 million to build additional facilities at our Lang Fang manufacturing center. The new facilities marked the second phase of a multiphase plan to transform the Company’s capacity and capabilities for the foreseeable future. This second phase of our multiphase expansion plan added two buildings totaling approximately 10,916 square meters, increasing annual capacity for casting products by 50% to 3,600 tons from 2,400 tons.  During the first quarter of fiscal year 2009, we completed construction of the first building, which is a factory with a workspace of 6,654.84 square meters.  The factory entails  a 4,500 square meter metal casting shop, a 1,000 square meter electronic shop, a 500 square meter mould shop, and a 600 square meter inventory and assorted sets shop.  The second building, which was completed during the second quarter of fiscal year 2009, is a 4,260.84 square meter four level staff dormitory which accommodates 600 staff members.

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

On March 18, 2009, the Board of Directors authorized the Company to transfer and sell back the Company’s ownership of fifty thousand (50,000) shares of common stock, representing 100% of the issued and outstanding shares of Lighting Power Global Limited, a British Virgin Island company, to the Chairman and the President of Company, resulting in the President becoming the sole shareholder of Lighting Power Global Limited.  The Board of Directors also authorized the Company to cancel any funds due to the President for any loans made and /or expenses incurred with respect to the original acquisition and ownership of the shares of common stock of Lighting Power Global Limited.

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

  ITEM 1.  DESCRIPTION OF BUSINESS - continued

Our Business - continued

We design and manufacture high-precision casting and machined parts based upon blueprints supplied by our customers. To set us apart from our competition, we streamlined our production cycle by providing a one stop solution which includes all three integral processes in making high precision parts, namely, molding design and fabrication, high precision investment casting and the CNC machining process. Our products are almost exclusively component parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China and exported to foreign markets.   Our primary focus during 2008 and 2009 was to increase demand for our castings and machined parts outside China, and we experienced significant growth in existing and new markets with existing and new customers.

To capitalize on the increased demand for our products, we commenced significant capital expansion and capital improvement efforts, utilizing most of the net proceeds received from our equity financing in 2007 to expand and enhance our manufacturing capabilities. By the end of first quarter ended March 31, 2008, we completed the first phase of the expansion plan. Phase one entailed a 53,819 square foot manufacturing space, 5 turning centers and 60 Mazak CNC Lathes, 19 of which were delivered and became operational in the three months ended December 31, 2007 and the three months ended March 31, 2008 and the last of which became operational on or about April 7, 2008.  All of the new high-precision lathe machines are equal in size and capacity to the Company's existing machines.  During 2009, as further set forth below, due to the worldwide economic slowdown, we recognized that we would experience a reduction in revenue and have been working towards reducing our operating expenses.

We own and operate 60 Mazak CNC Lathes, 4 machining centers each with 4 axis, and 20 other machines, including a CNC milling machine, laser sculptor, in-center grinding, with 2D Video Measurement, ultrasonic cleaning line and other high technology functions. CNC Lathes are manufactured by Yamazaki Mazak Corporation (Japan), a global manufacturer of CNC machine tools with operations in Japan, the US, England, and Singapore. We are able to manufacture parts between 0.003 - 35 kg in weight, +/- 1° of normal angle tolerance up to +/-0.5° of special angle tolerance and Ra1.6 - Ra 3.2° in surface roughness.

We have a dedicated management team with over fifty years of combined experience in the casting and metal fabrication industries. As of March 31, 2010, we had 285 employees, 140 of whom are employed by AMTG and 145 of whom are employed by BJTY.

We manufacture our products through a process called "Investment Casting Process", also called the "lost wax process", and through a process called "CNC Machining Process".

Overview of our Investment Casting Process

Investment casting, often called lost wax casting, is regarded as a precision casting process to fabricate near-net-shaped metal parts that could readily be put into their final form. The investment process can be performed from a variety of metal alloys such as stainless steels, carbon alloy steels, tool alloys, monel alloys, hastelly c alloys, nickel base alloys, cobalt base alloys, aluminum alloys and brass alloys. Although its history lies to a great extent in the production of art items such as statues, jewelry and etc., the most common use of investment casting in more recent history has been the production of components requiring complex, often thin-wall castings. Our investment casting process begins with the injection of high temperature melted wax into a ceramic shell mold to form a pattern. The formed pattern is based upon our customer's technical drawing and is within the same basic geometrical shape and dimension as the finished metal cast part. Because the pattern is made of wax, it can be melted away very easily. Once a wax pattern is produced, we then dip the pattern in a mixture of ceramic slurry. This results in the pattern being covered with sand stucco. We then allow it to dry. The dipping and stuccoing process is repeated until a shell of 6 to 8 mm (1/4 to 3/8 in) is formed.

Once the ceramic has dried, we would place the entire assembly in a steam autoclave to remove most of the wax. A steam autoclave is a piece of equipment that can produce pressurized high temperature steam in a closed chamber for melting wax. After autoclaving, the remaining amount of wax that soaked into the ceramic shell is burned out in a furnace. At this point, all of the residual wax pattern and material is removed, and the ceramic mold remains. Next, we would preheat the mold to a specific temperature and fill it with molten metal, creating the metal casting. Then, we will allow the metal casting to cool down. Once the metal casting has cooled and set, we'll remove the mold shell from the casting. At this point, the investment metal casting process is completed. The last step is to conduct a quality check and other tests, such as leakage inspections according to customer specifications. Depending on the specific design requirements, we may need to perform CNC machining to bring the castings to their precise final form.

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

The CNC machines in our facilities include machining centers (mills) and turning centers (lathes). A CNC machining center is a numerically controlled computer mill that cuts metal with a multiple-tooth cutting tool called a milling cutter. The work-piece is fastened to the milling machine table and is fed against the revolving milling cutter. The work-piece can be fed to the milling cutter either horizontally or vertically. The milling cutters can have cutting teeth on the edge or sides or both. The cutting teeth can be straight or spiral. The CNC turning center is a computer numerically controlled lathe with the capability to hold a number of cutting tools. The CNC turning center is designed to remove metal by moving cutting tools against a rotating work-piece. The work-piece is rotated around its axis and a cutting tool is fed parallel to the axis to create a cylinder or at right angles to the axis to create a face. The rotating work-piece can be either parallel or vertical to the floor.

Industry

Everyday tasks such as dialing a telephone, turning on a light, starting an automobile, or using a computer would not be possible without metal casting components. Telephone equipment parts, the steel plate in light switches, automobile starters and many other automobile parts, metal hinges on desktop computers, or door handles, knots and taps, dispensers and regulators etc., are all made by using the investment casting process. The metal casting industry has been integral to U.S. economic growth and has helped the U.S. to become the world benchmark in fields such as manufacturing, science, medicine, and aerospace. Nearly all manufactured goods and capital equipments contain one or more cast components or rely on casting components for their manufacture. The metal casting industry produces both simple and complex components of unlimited variety, whether they are produced once as a prototype or thousands of times for use in a manufactured product. In addition to producing components of larger products, foundries may also do machining, assembling, and coating of the castings. Major end-use applications for castings include automobiles and trucks, farm and construction equipment, railroads, pipes and fittings, valves and engines.

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

Our Strategies

We are committed to the development of new manufacturing techniques, and to bring new and technologically advanced metal fabricated products to the global market. Management believes that our future growth and profitability depend on our ability to maintain product quality, control production costs, increase production capacity, improve our marketing and distribution channels, increase product offerings, and to effectively react to market changes.

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Capitalize on our cost structure and logistical advantages:

Our business objectives are to maintain our current growth rate while expanding our customer base both domestically and into the international market. When introducing our products and services to the international market, we hope to take advantage of the low overhead costs and inexpensive labor available in China based upon the location of our principal manufacturing facility in Beijing, and our newest facilities in Hebei, China. If we are successful in attracting foreign customers, the close proximity of the factory complex in Beijing, China, to the Tianjin seaport, one of the main seaports in China, should provide us with convenient transportation of our products to those foreign customers. There are, however, limitations in having all of our manufacturing facilities in China. There would be additional shipping, handling, and possible tariff costs associated with potential overseas customers. This may make finding international clients difficult as it would increase their overall costs.

Change our product line in response to market demand:

Our strategy is to respond to changes in market conditions by changing product lines accordingly. Management believes the demand market is changing rapidly. In order for us to capture the most profitable products in the future, we plan to set up a professional market intelligence team to monitor and respond to market changes and report to management on a timely basis.

Maintain high product quality:

Management believes that identifying and efficiently addressing each customer's needs are vital to maintaining a competitive advantage to the success of the business. Management believes that our commitment to service levels and attention to detail and quality have the effect of providing customers with a sense of confidence and security that their product requirements will be met and their products will be delivered on time. The factory complex in Beijing, China, at which we conduct all of our manufacturing operations, was designed paying particular attention to factory layout, cleanliness, incoming material control, in-process quality control, finished goods quality control and final quality examination.

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

Management believes there is significant room for AMTG and our subsidiaries to expand in the multi-billion dollar worldwide metal casting and metal fabrication industry. At least ninety percent of all manufactured goods contain one or more cast metal components. Metal castings components are integral in the U.S. transportation, energy, aerospace, manufacturing, and national defense industries.

In 2003, there were approximately 12,000 metal foundries and metal casting manufacturers in China. We also compete with many international companies. There were an estimated 2,170 metal casting companies in the United States as of 2006. An example of one of our Chinese competitors is Beijing Hithertop Precision Casting Co., Ltd. ("Hithertop"), with $14.5 million in sales, Hithertop is a privately owned high-tech export-oriented metal casting manufacturer. It occupies a total plant area of 53,000m2. Hithertop is located in South-east suburb of Beijing, 35km southeast of the Beijing International Airport and 75km northwest of Tianjin International Seaport. Other than competing on the same geographical area in the city of Beijing, Hithertop is competing with our metal casting parts in the Food and Beverage industry as well as metal casting components in other industries.

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Competition - continued

An example of one of our foreign competitors is Timken Company ("Timken") a U.S based Corporation, which is a leading global manufacturer of engineered metal parts and a provider of related products and services with operations in 26 countries. Timken reported gross revenue of $3.14 billion in 2009 and employed 16,667 people at year-end. Timken has been competing with us in China through its subsidiaries in Yantai and Wuxi, China. As a result, our competitive advantage on low labor cost structure in China over foreign competitors may be significantly diminished by Timken's presence in Yantai and Wuxi. Timken also has far greater financial and other resources available to it and possesses extensive manufacturing, distribution and marketing capabilities far greater than those we possess. A majority of the customer orders we have received so far are for dispenser, regulators and similar food and beverage equipment parts.

We also compete with other beverage equipment dispensing companies worldwide. An example of one of our foreign competitors is Lancer Corporation, which designs, engineers, manufactures and markets fountain soft drink, beer and citrus beverage dispensing systems, and other equipment for use in the foodservice and beverage industry. Lancer is a vertically integrated manufacturer, with approximately 1,500 employees in the United States, Mexico, Australia, New Zealand, Far East, Western Europe and Russia. Lancer competes its products in China via Lancer Hong Kong, and its authorized distributors in Shanghai, China. Based upon Lancer’s last publicly available information, Lancer reported sales of $124.2 million in fiscal year 2004 and a net income of $10.1 million. Some of Lancer's production lines are similar to products we have been manufacturing for our customers. Lancer offers more variety in its production line and has far greater financial and other resources, such as marketing and distribution, available to it.

An example of one of our local competitors is Rising Instrument Co., Ltd, which specializes in designing, researching, processing, manufacturing and selling all kinds of pressure gauge, thermometer etc. Rising Instrument is located in Ningbo, China. Their products include gas regulators and other equipment parts that are used to control liquid pressure in dispensing systems. Rising is in the same geographic and economic environment as we are and also enjoys the same low labor cost. Rising competes with us in terms of gas regulators and offers more variety than we do.

To set us apart from our competition, we streamlined our production cycle by providing a one stop solution which includes all three integral processes in making high precision parts, namely, molding design and fabrication, high precision investment casting and the CNC machining process. Our products are almost exclusively component parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China and exported to foreign markets.   Our primary focus during 2008 and 2009 has been to increase demand for our castings and machined parts outside China, and we experienced significant growth in existing and new markets with existing and new customers.  During the fiscal year ended 2009, as further set forth below, due to the worldwide economic slowdown, we recognized that we would experience a reduction in revenue and have been working towards reducing our operating expenses.

Environmental Matters

China adopted its Environmental Protection Law in 1989, and the State Council and the State Environmental Protection Agency promulgate regulations as required from time to time. The Environmental Protection Law addresses issues relating to environmental quality, waste disposal and emissions, including air, water and noise emissions. Environmental regulations have not had a material impact on our results of operations. Since our current production does not produce waste that requires delivery to a waste disposal site approved by the local government, we have not incurred any related costs. However, we expect that environmental standards and their enforcement in China will, as in many other countries, become more stringent over time, especially as technical advances make achievement of higher standards more feasible. We believe we are in compliance with this regulation and are not subject to enforcement of these rules.

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Seasonality

Our business is not affected by seasonality.

Employees and Consultants

As of March 31, 2010, we had 285 full time employees.

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

Penny Stock

If the trading price of our Common Stock remains below $5.00 per share, trading in our securities may be subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery of a disclosure schedule explaining the penny stock market and all associated risks prior to any transaction and impose various sales practice requirements on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor, individually or with their spouse, who has a net worth exceeding $1,000,000, or annual income, individually exceeding $200,000 or, with their spouse exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit its market price and liquidity.

Notwithstanding the foregoing, the Company, as first announced in a press release dated December 6, 2007, submitted an application for listing upon the NASDAQ Capital Market.  In or around February 2010, the Company’s application with the NASDAQ Stock Market was closed because the Company’s stock price did not meet NASDAQ’s minimum listing requirement.

REPORTS TO SECURITY HOLDERS

We have not in the past provided an annual report to our shareholders and do not intend to do so.  We are subject to the disclosure rules of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to smaller reporting companies and are therefore required to file a Form 10-K annually and Forms 10-Q quarterly. In addition, we are required to file Forms 8-K and other information statements from time to time.

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC"), at the SEC's Public Reference Room at 100 F Street N.E. Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (http://www.sec.gov). That contains reports, proxy and information statements, and other information regarding issuers that file electronically with SEC.

ITEM 2.  PROPERTIES

There is no private ownership of land in the People’s Republic of China.  All land ownership is held by the Chinese government, its agencies and collectives.  Land use rights can be obtained from the government, and are typically renewable.

In 2004, our subsidiary, American Metal Technology (Lang Fang) Co., Ltd. acquired land use right for fifty years to 30,291 square meters of land in Lang Fang, China.  The land is located on the east side of Meison Street and north of the Lang Fang development zone garden in Lang Fang, Hebei, China. The term of the land-use-rights is 50 years commencing on September 1, 2004 and ending on September 1, 2054.  This land is also utilized by our other subsidiary Beijing Tong Yuan Heng Feng Technology Co., Ltd.  The subsidiaries operate in a 53,819 square foot manufacturing plant with monthly output capacity of 1,000,000 parts.

On February 5, 2008, we announced in a press release our intention to expand the foregoing facility.  We invested an estimated $3 million in the new development which includes two buildings totaling approximately 10,916 square meters. During the first quarter of fiscal year 2009, we completed construction of the first building, which is a factory with a workspace of 6,654.84 square meters.  The factory entails  a 4,500 square meter metal casting shop, a 1,000 square meter electronic shop, a 500 square meter mould shop, and a 600 square meter inventory and assorted sets shop.  The second building, which was completed during the second quarter of fiscal year 2009, is a 4,260.84 square meter four level staff dormitory which accommodates 600 staff members.  All of the manufacturing facilities are ISO 9001 certified.  This expansion has increased by 50% our annual capacity for casting products from 2,400 tons to 3,600 tons, and enhanced our capabilities for the development and manufacturing of circuit board solutions.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently a party to any pending legal proceedings.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

Our Common Stock has been traded on the over-the-counter market since March 24, 1988 and is quoted on the OTC Bulletin Board under the symbol AMGY. The range of high and low bid quotations as reported by the National Quotation Bureau, Inc., without adjustment for retail markup, markdown or commissions, for the periods indicated below are:

Years Ended December 31, 2009 and December 31, 2008 (all stock prices reflect retroactively the 1-for-150 reverse stock split, which became effective December 3, 2007).

	2009		2008
	High	Low	High	Low
1st Quarter	$.70	$.34	$6.49	$3.16
2nd Quarter	$1.23	$.36	$3.65	$3.00
3rd Quarter	$.70	$.40	$3.11	$.75
4th Quarter	$.65	$.40	$.90	$.46

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

As of March 7, 2010, there were a total of 721 holders of record of our Common Stock. We have not paid any dividends on our Common Stock during either of the past two fiscal years and have no intention of paying dividends during the forthcoming fiscal year.

On December 6, 2007, we announced in a press release that we had submitted an application for listing upon the NASDAQ Capital Market.   In or around February 2010, the Company’s application with NASDAQ Stock Market was closed because the Company’s stock price did not meet NASDAQ’s minimum listing requirement.

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

Pursuant to a private placement conducted in accordance with Regulation S of the Securities Act of 1933, as amended, the Company raised $3,275,543 through the issuance of 1,092,169 shares of common stock at $3.00 per share.  The offering closed on August 3, 2007.  The proceeds of the offering were distributed as follows:  (i) $2,500,000 million was distributed to the Company’s subsidiary company AMLF to engage in second phase construction to upgrade manufacturing equipment; (ii) $600,000 was distributed to our creditors in partial repayment of indebtedness; and (iii) the balance of $175,543 was retained by the Company for general working capital.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES - continued

RECENT SALES OF UNREGISTERED SECURITIES - continued

On September 22, 2008, the Company entered in an Equity Purchase Agreement (the “Agreement”) with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in BJTY, which was 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company agreed to pay to the Seller US $390,299. The Seller agreed to accept from the Company the equivalent of US $92,566.46 (or RMB 629,451.91) in cash consideration and the balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon the amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company agreed to deliver to the Seller the cash consideration and duly executed share certificates representing the underlying shares registered in the name of the Seller within 60 days from the date of signature. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

On October 31, 2008, the Board of Directors adopted resolutions authorizing incentive compensation to key members of its management if the Company had $4,000,000 dollars or more in net income for fiscal year 2008, excluding expenses related to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission.  The incentive compensation was to be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial $4,000,000 of net income by ten percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of $4,000,000 by twenty percent and dividing such product by an agreed value of $0.75 per share.

The Board of Directors determined that the Company’s net income, prior to expenses relating to the incentive compensation, for the fiscal year 2008 was $4,236,735. Accordingly, based upon a formula set forth in the October 31, 2008 Consent and the Board’s determination that the net income of the Company for the fiscal year of 2008 was $4,236,735 before deducting the expense of the incentive compensation, the incentive compensation was paid by the issuance of 596,462 shares of common stock by the Company which were calculated as follows: (A) 533,333 shares of common stock, determined by multiplying the initial $4,000,000 of net income by ten percent and dividing the product, $400,000, by an agreed value of $0.75 per share and (B) 63,129 shares of common stock determined by multiplying $236,735, the amount of net profit in excess of $4,000,000, by twenty percent and dividing the product, $47,347, by an agreed value of $0.75 per share.

On September 29, 2009, the Board of Directors adopted resolutions which broadened the scope of the Board of Directors’ resolution dated October 31, 2008 and authorized the Company to provide incentive compensation to key members of its management and also key employees as well as outside consultants who provided services to the Company, as selected and determined by the Board of Directors.  As set forth in the Board of Directors’ resolution dated September 29, 2009, the incentive compensation was to be paid by the issuance of an aggregate of 596,462 shares of common stock of the Company to the individuals and in the amounts as selected and determined by the Board of Directors.  Compensation cost of $316,125 was recognized for the three months and nine months ended September 30, 2009 at $0.53 per share, the market price of the Company’s common stock on September 29, 2009, the grant date.  As of December 31, 2009, such shares have been issued.

On September 29, 2009, the Board of Directors adopted resolutions approving the Company’s entry into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company agreed to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF and assisting AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares were to be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based on the performance of Kova under the Protocol, 40% of which will become unrestricted two years after issuance, and 20% of which will become unrestricted each year thereafter.  The term of the Protocol is two years and will automatically renew every two years until both AMLF and Kova agree to cease the Protocol.  As of December 31, 2009, such restricted shares have been issued.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements in this Form 10-K which are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes.  Note 2 "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements in this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements.  Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates and such differences may be material.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition (ASC Topic 605).  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Unearned revenue as of December 31, 2009 and December 31, 2008 amounted to $60,104 and $8,645 respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of December 31, 2009 and 2008, the Company had net accounts receivable of $205,988 and $442,238, net of allowance of $41,292 and $62,716, respectively.

Inventory valuation

Inventories are valued at the lower of cost or market value using weighted average method.  Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.  The Company recorded $106,901 and $0 of inventory valuation reserve for obsolete or slow-moving items for the years ended December 31, 2009 and 2008, respectively.

Impairment of long-lived assets

FASB ASC Topic 360, “Property, Plant, and Equipment” (formerly SFAS No. 144) requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the year ended December 31, 2009 and 2008.

Foreign currency translation

The reporting currency of the Company is the US dollar.  The Company uses its local currency, Renminbi (RMB), as its functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

 Accumulated other comprehensive income amounted to $1,960,066 and $1,865,844 as of December 31, 2009 and December 31, 2008, respectively.  Accumulated other comprehensive income was mainly foreign currency translation adjustments as of December 31, 2009 and 2008.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes” (formerly SFAS No. 109), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

RESULTS OF OPERATIONS

We design and manufacture high-precision casting and machined parts based on blueprints supplied by our customers. To set us apart from competition, we streamlined our production cycle by providing a one stop solution which  includes all three integral processes in making high precision parts, namely, molding design and fabrication, high precision investment casting and the CNC machining process. Our products are almost exclusively component parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China and exported to foreign markets.   Our primary focus during 2008 and 2009 has been to increase demand for our castings and machined parts outside China.  During the year ended December 31, 2009, as further set forth below, due to the worldwide economic slowdown, we recognized that we would experience a reduction in revenue and have been working towards reducing our operating expenses.

To capitalize on the increased demand for our products, we commenced significant capital expansion and capital improvement efforts, utilizing most of the net proceeds received from our equity financing in 2007 to expand and enhance our manufacturing capabilities. By the end of first quarter ended March 31, 2008, we completed the first phase of the expansion plan. Phase one entailed a 53,819 square foot manufacturing space, 5 turning centers and 60 Mazak CNC Lathes, 19 of which were delivered and became operational in the three months ended December 31, 2007 and the three months ended March 31, 2008 and the last of which became operational on or about April 7, 2008.  All of the new high-precision lathe machines are equal in size and capacity to the Company's existing machines.

In February 2008, we announced that we were planning to invest $3 million to build additional facilities at our Langfang manufacturing center. The new facilities marked the second phase of a multiphase plan to transform the Company’s capacity and capabilities for the foreseeable future. This second phase of our multiphase expansion plan added two buildings totaling approximately 10,916 square meters, increasing annual capacity for casting products by 50% to 3,600 tons from 2,400 tons.

During the first quarter of fiscal year 2009, we substantially completed construction of the first building, which is a factory with a workspace of 6,655 square meters.  The factory entails  a 4,500 square meter metal casting shop, a 1,000 square meter electronic shop, a 500 square meter mould shop, and a 600 square meter inventory and assorted sets shop.  The second building is a 4,261 square meter four level staff dormitory which will accommodate 600 staff members.  We substantially completed the construction of the second building during the second quarter of fiscal year 2009.  Both buildings were put in service close to the end of 2009.

As of December 31, 2009, we had 285 full-time employees.  Prior to December 2008, the Company operated with three shifts per day at the factories for seven days each week.  Due to the global economic downturn, in December 2008, the Company reduced shifts to one shift per day.  Starting from the fourth quarter of 2009, the Company has resumed the three-shift working schedule, but reduced the number of machines operated due to a lower headcount.

For the year ended December 31, 2009, the Company’s net sales dropped approximately 75% as compared to the year ended December 31, 2008.  We experienced more than 70% decline in our orders from our European customers. We experienced a net loss for 2009.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

On September 22, 2008, the Company entered into an Equity Purchase Agreement with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in Beijing Tong Yuan Heng Feng Technology Co., Ltd ("BJTY"), which is 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Equity Purchase Agreement, the Company paid to the Seller US $390,299. The Seller agreed to accept from the Company the equivalent of US $92,566.46 or RMB 629,451.91 in cash and the balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon the amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

On October 31, 2008, the Board of Directors adopted resolutions authorizing incentive compensation to key members of its management if the Company had $4,000,000 or more in net income for fiscal year 2008, excluding expenses related to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission. The incentive compensation was to be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial $4,000,000 of net income by ten percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of $4,000,000 by twenty percent and dividing such product by an agreed value of $0.75 per share.  As of December 31, 2009, such shares have been issued.

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

On March 18, 2009, the Board of Directors authorized the Company to transfer and sell back the Company’s ownership of 50,000 shares of common stock, representing 100% of the issued and outstanding shares of Lighting Power Global Limited, a British Virgin Island company, to the Chairman and the President of Company, resulting in the President becoming the sole shareholder of Lighting Power Global Limited.  The Board of Directors also authorized the Company to cancel any funds due to the President for any loans made and /or expenses incurred with respect to the original acquisition and ownership of the shares of common stock of Lighting Power Global Limited.

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

On July 1, 2009, AMTG entered into an amended loan agreement with an entity, 33% of which is owned by the President and CEO of the Company regarding the $1,213,536 due to the related party.  In view of the depreciation in the U.S. dollar, AMTG paid to the related party the agreed upon sum of $317,565, to compensate the related party for the loss in the value of the loan based upon the difference between the exchange rate at the time of the loan and the exchange rate as of July 1, 2009.  Such agreement was authorized and approved by our Board of Directors.  The total principal balance of $1,213,536 was fully repaid as of July 13, 2009, whereas the additional charge of $317,565 was fully paid as of August 5, 2009.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

On September 29, 2009, the Board of Directors adopted resolutions which broadened the scope of the Board of Directors’ resolution dated October 31, 2008 and authorized the Company to provide incentive compensation to key members of its management and also key employees as well as outside consultants who provided services to the Company, as selected and determined by the Board of Directors.  As set forth in the Board of Directors’ resolution dated September 29, 2009, the incentive compensation was to be paid by the issuance of an aggregate of 596,462 shares of common stock of the Company to the individuals and in the amounts as selected and determined by the Board of Directors.  Compensation cost of $316,125 was recognized for the year ended December 31, 2009 at $0.53 per share, the market price of the Company’s common stock on September 29, 2009, the grant date.  As of December 31, 2009, such shares have been issued.

On September 29, 2009, the Board of Directors adopted resolutions approving the Company entering into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company agreed to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF, and assist AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares were to be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based on the performance of Kova under the Protocol, 40% of which will become unrestricted two years after issuance, and 20% of which will become unrestricted each year thereafter.  The term of the Protocol is two years and will automatically renew every two years until both AMLF and Kova agree to cease the Protocol.  Deferred service expense of $257,335 was recorded as prepaid expense at $0.37 per share, the market price of the Company’s common stock on April 21, 2009, the measurement date, and amortized throughout the two-year service period.  For the year ended December 31, 2009, $85,778 was amortized and recorded as consulting expenses.

On December 16, 2009, the Company repurchased 44,334 shares of common stock from its employees at an aggregate cost of $160,000, pursuant to the Board resolution dated May 5, 2007 that authorized the Company to offer its common stock at $0.02 per share to employees and commit to repurchase from them, provided that the Company did not complete uplisting from the OTC Bulletin Board to one of the national exchanges in two years.  The repurchase price was determined by taking into account the effect of the 1-for-150 reverse stock split effective December 3, 2007, plus accrued interest.  The offer to repurchase shares was only to a specific group of employees and the repurchase price was significantly in excess of the price obtainable in transactions in the open market.  The 44,334 shares were valued at $22,167, or $0.50 per share, the closing price of the Company’s stock traded at the OTC Bulletin Board on December 16, 2009, the repurchase date, and recorded as treasury stock as of December 31, 2009.  The amount of $137,833 in excess of the price obtainable in the open market on the repurchase date was deemed compensation to employees and recorded as compensation expense for the year ended December 31, 2009.

On March 11, 2010, the Company repurchased an additional 27,424 shares of common stock from its employees at an aggregate cost of $99,542 pursuant to the same Board resolution and other conditions as described above.  The 27,424 shares were valued at $13,712, or $0.50 per share, the closing price of the Company’s stock traded at the OTC Bulletin Board on March 11, 2010, the repurchase date, and recorded as treasury stock in the first quarter of 2010.  The amount of $72,118 in excess of the price obtainable in the open market on the repurchase date was deemed compensation to employees and recorded as compensation expense during the first quarter of 2010.

Revenue

Net sales for the year ended December 31, 2009 was $4,717,007, a decrease of 75% as compared to $18,539,583 for the year ended December 31, 2008.  Gross profit for the year ended December 31 2009, was $618,358, or approximately 13% of revenues, compared to $5,724,006, or 31% of revenues, for the same period in 2008.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Revenue - continued

The decrease was primarily due to the more than 70% decline in orders from our European customers.  The decline in gross margin resulted from higher fixed costs per unit allocated to cost of goods sold due to decline in sales orders during the current year as compared to the prior year.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were $1,584,526 for the year ended December 31, 2009, a decrease of $460,081 or 23% as compared to $2,044,607 for the year ended December 31, 2008.

The decrease was mainly a result of decreased salaries and wages, welfare expenses, and retirement insurance premium due to lower headcount for the current period, partially offset by compensation cost of $316,125 recognized for the year ended December 31, 2009 for 596,462 shares granted to key members of management, key employees, as well as outside consultants who have provided services to the Company as selected and determined by the Board of Directors, as well as $137,833 of compensation expense recorded for the excess of the repurchase price of the 44,334 shares of common stock over the price obtainable from the open market.

Interest Income and Expense

Net interest income for the year ended December 31, 2009 was $346,701 as compared to net interest income of $235,118 for the year ended December 31, 2008, a 47% increase. This increase in interest income was primarily driven by the increased balance of time deposits during fiscal year 2009.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2009 was $(230,365) as compared to $(39,388) for the year ended December 31, 2008.  Other income (expense) for the year ended December 31, 2009 mainly included $(244,351) of other expenses and $(2,045) of unrealized loss on marketable securities, partially offset by $16,031 of gain on sale of marketable securities.  Other expenses for the year ended December 31, 2009 mainly included $(31,121) of other expenses and $(8,267) of unrealized loss on marketable securities.  The increase during the current year was mainly due to our incurring an additional charge for compensating a related party for its loss in the value of a loan to the Company, based upon the difference between the exchange rate at the time the loan was borrowed and the current exchange rate upon repayment of the loan.  The total principal balance and interest on the loan had been fully repaid in July and August 2009.

Net (Loss) Income

We had net loss of $(880,502) for the year ended December 31, 2009 as compared to net income of $3,884,822 for the year ended December 31, 2008, a 123% decrease.  The losses observed during the current year were mainly derived from the decreases in net sales and the increase in other expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $6,380,208 at December 31, 2009 as compared to $7,591,947 at December 31, 2008, a 16% decrease.  The decrease was primarily a result of a reduction in net cash provided by operating activities and an increase in net cash used in financing activities, partially offset by a decrease in net cash used in investing activities, Throughout the fiscal year ended December 31, 2009, we met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES - continued

Operating activities

Net cash provided by operating activities for the year ended December 31, 2009 was $1,389,028 as compared to $4,526,102 for the year ended December 31, 2008.  The decrease was mainly due to net loss of $880,502 incurred in 2009 as compared to net income of $3,884,822 for the year 2008, reflecting reductions in sales orders from the European market and our major customers because of the economic downturns in 2009.  Such effect was partially offset by a net decrease of $2,202,628 in accounts receivable for the year 2009 as compared to a net increase of $1,027,838 for the year 2008, indicating more collections of accounts receivable in 2009 as well as lower average balance of accounts receivable which was also affected by the lower sales order volume.

Investing activities

Net cash used in investing activities was $1,222,201 for the year ended December 31, 2009 as compared to $3,882,978 for the year ended December 31, 2008.  The decrease was mainly due to the completion of construction of the two buildings in 2009 which significantly reduced the Company’s capital expenditures.

Financing activities

Net cash used in financing activities was $1,369,532 for the year ended December 31, 2009 as compared to net cash of $473,489 provided by financing activities for the year ended December 31, 2008.  The increase in cash outflows primarily resulted from net repayments of loans in the amount of $1,209,532 and the purchase of $160,000 of treasury stock.

Ultimately, our success is dependent upon our ability to generate revenues from the sale of precision metal casting and electronic circuit boards manufactured in facilities located in the People’s Republic of China.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Material Commitments

None.

Purchase of Significant Equipment

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DISCLOSURE

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On July 2, 2009, we formally informed Kabani & Company, Inc. of its dismissal as our independent certified accountant and hired KCCW Accountancy Corp. as our new independent certified accountant.  Full disclosure regarding this change in accountants is available on our amended Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 8, 2009.

We did not have any disagreements on accounting and financial disclosure with either accounting firm during the reporting period.

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

There have been no changes in our internal controls or in other factors that could materially affect, or were reasonable likely to materially affect these controls during or subsequent to the year ended December 31, 2009.

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

ITEM 9A(T). CONTROLS AND PROCEDURES - continued

Management’s Annual Report on Internal Control Over Financial Reporting - continued

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon this assessment, no material weaknesses were discovered and our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended December 31, 2009 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Mr. Chen Gao, who is also our President and CEO, Ms. Xin Yan Yuan, who is also our Secretary and Ms. Li Wei Gao.

Our present executive officers and directors, their ages and present positions are as follows:

Name	Age	Position	First Year Elected/Appointed
Chen Gao	56	President, CEO, Director	2007
Xin Yan Yuan	54	Secretary, Director	2007
Li Wei Gao	58	Director	2007

All of our directors will hold office until the next meeting of shareholders and until their successors have been duly elected and qualified.  All of our executive officers will hold office until the next annual meeting of the directors and until their successors have been duly appointed and qualified.

Chen Gao, age 56, has served as our president and chief executive officer since May 22, 2007, upon the closing of the Stock Purchase Agreement which resulted in the reverse acquisition of American Metal Technology Group; president, treasurer and director of our subsidiary, American Metal Technology Group from Jan 28, 2004 to December 31, 2005; served as Chairman and director of our subsidiary Beijing Tong Yuan Heng Feng Technology Co., Ltd. from Jan 2002 to present, served as Chairman and director of American Technology (Lang Fang) Co., Ltd. from August 2004 to present; served as Chairman and President of Beijing Mai Ke Luo Machinery Co., Ltd. from May 1994 to present. Beijing Mai Ke Luo Machinery Co., Ltd. is a beverage equipment manufacturer in China; served as Chairman of Beijing Sande Technology (Holding) Co., Ltd, a beverage equipment and parts manufacturer from Jan 1993 to present. Mr. Gao was the accounting manager for Beijing Beichen Group Wuzhou Hotel, a hotel management company, from Sep 1987 to Dec 1992.

Xin Yan Yuan, age 54, has served as our secretary since May 22, 2007, upon the closing of the Stock Purchase Agreement which resulted in the reverse acquisition of American Metal Technology Group; as director of our subsidiary American Metal Technology Group since October 2004; served as Vice Chairman and director of our subsidiary Beijing Tong Yuan Heng Feng Technology Co., Ltd. from Jan 2002 to present, served as director of American Metal Technology (Lang Fang) Co., Ltd. from August 2004 to present served as Director and Vice President of Beijing Mai Ke Luo Machinery Co., Ltd., a beverage equipment manufacturer in China from May 1994 to present, and has served as President of Beijing Sande Technology (Holding) Co., Ltd, a beverage equipment and parts manufacturer from Jan 1993 to present.

Li Wei Gao, age 58, has served as a director since May 22, 2007, upon the closing of the Stock Purchase Agreement which resulted in the reverse acquisition of American Metal Technology Group; and has served as president and director of American Metal Technology Group since January 1, 2006 to present.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Changes in Nomination Procedures

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE - continued

Code of Ethics

The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller due to the small number of executive officers involved with the Company. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to our principal executive officer and principal financial officer and our other three highest paid officers and directors for our fiscal years ended December 31, 2009 and 2008. No other compensation was paid to any such officers or directors other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Chen Gao	2009	0		26,790					26,790
President	2008	0		0					0

Xin Yan Yuan	2009	0		24,111					24,111
Secretary	2008	0		0					0

Li Wei Gao	2009	0		0					0
	2008	0		0					0

Employment Agreements: None

(1)           Information regarding the valuation of the stock awards is set forth in Item 5 of this Annual Report on Form 10-K in the section entitled “Recent Sales of Unregistered Securities” on page 13, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans.

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

Security ownership of certain beneficial owners

We have provided below information as of March 31, 2010 concerning the beneficial ownership of our Common Stock by (i) all persons whom we know to own beneficially 5% or more of our Common Stock, (ii) each of our directors and executive officers individually, and (iii) all of our directors and executive officers as a group.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class

Common Stock	Chen Gao	1,582,818	13.18%

Common Stock	Xin Yan Yuan	1,205,049	10.03%

Common Stock	Li Wei Gao	0	0.00%

Common Stock	Anthony Campo (2)	662,147	5.51%

Common Stock	All executive officers and directors	2,787,867	23.21%

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

(2)  The 662,147 shares beneficially owned by Mr. Campo, includes (i) 14,333 shares held by Mr. Campo's wife, and (ii) 82,681 shares held by Mr. Campo's children.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

On June 22, 2009, our Board of Directors selected as our independent accountant the Certified Public Accounting firm of KCCW Accountancy Corp. of Diamond Bar, California.  KCCW Accountancy Corp. audited our financial statements for the fiscal year ended December 31, 2009.  Kabani and Company, Inc. audited our financial statements for the fiscal year ended December 31, 2008.

Full disclosure regarding our change in accountants is available on our amended Current Report on Form 8-K/A filed on July 8, 2009.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2009 and 2008 were as follows:

2009	2008
$44,000	$60,000

2. TAX FEES.

Our tax return fees for the years ended December 31, 2009 and 2008 were as follows:

2009	2008
$0	$0

3. ALL OTHER FEES.

2009	2008
$0	$16,000

For the year ended December 31, 2009, we were billed for accounting services other than those associated with the Audit Fees disclosed herein.

PRE-APPROVAL POLICIES AND PROCEDURES

Our financial statements for the fiscal year ended December 31, 2009 have been audited by our independent accountants, KCCW Accountancy Corp.  Each year our Board of Directors pre-approves all audit and tax related services prior to the performance of such services. The percentage of hours expended on the audit by persons other than full-time, permanent employees of KCCW Accountancy Corp., was zero.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits and Financial Statements:

1.  Financial Statements

The following financial statements are included on pages F-1 to F-25 of the Financial Statements filed as part of this Annual Report:

(i)	Report of Independent Accountants
(ii)	Balance Sheets as of December 31, 2009 and December 31, 2008
(iii)	Statements of Income for the fiscal years ended December 31, 2009 and 2008
(iv)	Statements of Cash Flows for the fiscal years ended December 31, 2009 and 2008
(v)	Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 2009 and 2008
(vi)	Notes to Financial Statements

2.  Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

3. The following exhibits, which are required by Item 601 of Regulation S-K, are filed herewith.

Exhibit	Exhibit
Number	Description

16.1	Letter from Kabani & Company, Inc. dated July 2, 2009

31.1	Certification pursuant to Section 13a-14 of CEO and Principal Financial Officer

32.1	Certification pursuant to Section 1350 of CEO and Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Metal & Technology, Inc.
(Registrant)

By:	/s/ Chen Gao
Chen Gao, President, CEO, Chief Financial Officer and Principal Accounting Officer
Date: April 9, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chen Gao
Chen Gao, Director
Date: April 9, 2010

By:	/s/ Xin Yan Yuan
Xin Yan Yuan, Director
Date: April 9, 2010

By:	/s/ Li Wei Gao
Li Wei Gao, Director
Date: April 9, 2010

AMERICAN METAL & TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

TABLE OF CONTENTS
__________

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:	F-4

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2009 and 2008	F-5

Consolidated Statements of Changes in Equity for the years ended December 31, 2009 and 2008	F-6 - F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-8

Notes to Consolidated Financial Statements	F-9 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
American Metal & Technology, Inc.

We have audited the accompanying consolidated balance sheet of American Metal & Technology, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements of the Company for the year ended December 31, 2008 were audited by other auditor whose report, dated March 4, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Metal & Technology, Inc. as of December 31, 2009 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 19, 2010

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

/S/Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
March 4, 2009

This report is a copy of the previously issued report.

The predecessor auditor has not reissued the report.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$6,380,208	$7,591,947
Accounts receivable, net	205,988	442,238
Investment in marketable securities	135,078	93,906
Other receivables	611,936	352,250
Due from related parties	369,174	1,981,919
Advances to suppliers	31,201	390,368
Inventories	1,907,925	1,079,741
Prepaid expense	215,146	75,261
Interest receivable	73,293	-
Deferred tax assets-current	64,971	-
Current assets of the entity held for disposal	-	46,575
Total Current Assets	9,994,921	12,054,205

Property, Plant And Equipment, net	7,771,406	4,160,737
Construction in Progress	-	2,884,437
Intangible Assets, net	595,762	609,378

Total Assets	$18,362,089	$19,708,757

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$996,556	$1,544,995
Accrued expenses and other payables	624,944	446,952
Due to related parties	600	813,082
Unearned revenue	60,104	8,645
Liability of the entity held for disposal	-	645
Total Current Liabilities	1,682,204	2,814,319

Commitments	-	-

Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 12,012,230 and 10,720,268 shares issued and outstanding, respectively	1,201	1,072
Additional paid-in capital	8,359,444	7,786,114
Deferred expense-warrants	-	(20,435)
Statutory reserve	1,450,771	1,412,586
Accumulated other comprehensive income	1,960,066	1,865,844
Retained earnings	4,930,570	5,849,257
Less: Treasury stock, 44,334 shares at cost	(22,167)	-
Total Stockholders' Equity	16,679,885	16,894,438
Noncontrolling Interest	-	-
Total Equity	16,679,885	16,894,438

Total Liabilities and Equity	$18,362,089	$19,708,757

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For The Years
	Ended December 31,
	2009	2008

Net sales	$4,717,007	$18,539,583
Cost of goods sold	(4,098,649)	(12,815,577)
Gross profit	618,358	5,724,006
Operating expenses
Selling expenses	(17,637)	(48,780)
Impairment of goodwill	-	(120,128)
Operating and administrative expenses	(1,566,889)	(1,875,699)
Total operating expenses	(1,584,526)	(2,044,607)
Income (Loss) from operations	(966,168)	3,679,399
Other income (expense)
Interest income	346,701	235,118
Unrealized loss on marketable securities	(2,045)	-
Gain (Loss) on sale of marketable securities	16,031	(8,267)
Other income (expense)	(244,351)	(31,121)
Total other income	116,336	195,730
Income (Loss) from continuing operations before income tax	(849,832)	3,875,129
Income tax benefit	38,161	-
Income (Loss) from continuing operations	(811,671)	3,875,129
Loss from entity held for disposal	(68,831)	-
Net income (loss)	(880,502)	3,875,129
Net loss attributable to the noncontrolling interest	-	(9,693)
Net Income (Loss) Attributable to American Metal & Technology, Inc. and Subsidiaries	$(880,502)	$3,884,822

Earnings per share - basic and diluted:
Income (loss) from continuing operations attributable to common stockholders	$(0.07)	$0.37
Loss from entity held for disposal attributable to common stockholders	(0.01)	-
Net income (loss) attributable to common stockholders	$(0.08)	$0.37
Weighted average shares outstanding, basic and diluted	10,784,259	10,489,695

Amounts attributable to common stockholders:
Income (loss) from continuing operations, net of tax	$(811,671)	$3,884,822
Loss from entity held for disposal	(68,831)	-
Net income (loss)	$(880,502)	$3,884,822

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stockholders
	Common Stock
	Number of shares	Amount	Additional Paid-In Capital	Deferred Expense - Warrants	Statutory Reserve	Retained Earning	Comprehensive Accumulated Other Comprehensive Income	Comprehensive Treasury Stock	Total Common Stockholders' Equity	Non- controlling Interest	Total Equity

BALANCE, DECEMBER 31, 2007	10,402,687	$1,040	$5,039,216	$-	$912,019	$4,760,983	$994,092	$-	$11,707,350	$337,291	$12,044,641

Net income	-	-	-	-	-	3,884,822	-	-	3,884,822	-	3,884,822
									-	-	-
Transfer of RE to APIC	-	-	2,245,981	-	-	(2,245,981)	-	-	-	-	-

Transfer to statutory reserve	-	-	-	-	500,567	(500,567)	-	-	-	-	-
									-	-	-
Issuance of warrants for services	-	-	100,796	(100,796)	-	-	-	-	-	-	-

Amortization of warrants for services	-	-	-	80,361	-	-	-	-	80,361	-	80,361

Issuance of stock for acquistion of minority interest	317,581	32	400,120	-	-	-	-	-	400,152	(337,291)	62,861

Deemed dividend	-	-	-	-	-	(50,000)	-	-	(50,000)	-	(50,000)

Unrealized loss from available for sale securities	-	-	-	-	-	-	(70,783)	-	(70,783)	-	(70,783)
									-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	942,535	-	942,535	-	942,535
									-	-	-

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - continued

	Number of shares	Amount	Additional Paid-In Capital	Deferred Expense - Warrants	Statutory Reserve	Retained Earning	Comprehensive Accumulated Other Comprehensive Income	Comprehensive Treasury Stock	Total Common Stockholders' Equity	Non- controlling Interest	Total Equity

BALANCE, DECEMBER 31, 2008	10,720,268	1,072	7,786,114	(20,435)	1,412,586	5,849,257	1,865,844	-	16,894,437	-	16,894,437

Net loss	-	-	-		-	(880,502)	-	-	(880,502)	-	(880,502)

Transfer to statutory reserve	-	-	-		38,185	(38,185)	-	-	-	-	-

Issuance of shares for compensation	596,462	60	316,065	-	-	-	-	-	316,125	-	316,125

Issuance of shares for services	695,500	70	257,265	-	-	-	-	-	257,335	-	257,335

Purchase of treasury stock	-	-	-	-	-	-	-	(22,167)	(22,167)	-	(22,167)

Amortization of warrants for services	-	-	-	20,435	-	-	-	-	20,435	-	20,435

Net realized loss from available for sale securities	-	-	-	-	-	-	70,783	-	70,783	-	70,783
									-		-
Cumulative translation adjustment	-	-	-	-	-	-	23,439	-	23,439	-	23,439
									-	-	-
BALANCE, DECEMBER 31, 2009	12,012,230	$1,201	$8,359,444	$-	$1,450,771	$4,930,570	$1,960,066	$(22,167)	$16,679,885	$-	$16,679,885

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years
	Ended December 31,
	2009	2008
Cash flows from operating activities:
Net (Loss) Income	$(880,502)	$3,884,822
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	537,479	429,253
Share-based compensation	316,125	-
Purchase price of treasury stock allocated as compensation	137,833
Recovery of allowance for doubtful accounts	(21,378)	-
Inventory valuation reserve	106,901	-
Amortization of shares issued for services	85,778	-
Amortization of deferred expense-warrants	20,435	-
Unrealized loss on marketable securities	2,045	-
Minority interest	-	(9,693)
Impairment of goodwill	-	120,128
Issuance of warrants for services	-	80,361
(Increase)/decrease in assets:
Accounts receivable	2,202,628	(1,027,838)
Notes receivable	108,334	-
Other receivables	(367,366)	(173,801)
Due from related parties	50,431	-
Interest receivable	(73,241)	-
Inventory	(935,029)	(485,361)
Advance to suppliers	175,722	640,134
Prepaid expenses	(7,607)	-
Deferred tax assets	(64,925)	-
Increase/(decrease) in liabilities:
Accounts payable	174,472	736,979
Other payable and accrued expenses	177,891	(15,700)
Due to related parties	(477,452)	-
Accrued bonuses	-	351,913
Unearned revenue	51,427	(5,095)
Net cash provided by operating activities from continuing operations	1,320,001	4,526,102
Net cash provided by operating activities of entity held for disposal	69,026	-
Net cash provided by operating activities	1,389,028	4,526,102

Cash flows from investing activities:
Net proceeds from (purchase of) marketable securities	15,076	(65,270)
Purchase of equipment and leasehold improvements	(1,214,376)	(1,288,773)
Payment for disposal of discontinued operation	(22,901)	-
Additions to construction in progress	-	(2,436,369)
Cash paid for acquisition of minority interest	-	(92,566)

Net cash used in investing activities	(1,222,201)	(3,882,978)

Cash flows from financing activities:
Net repayments of loans	(1,209,532)	-
Purchase of treasury stock	(160,000)	-
Net proceeds from loans	-	473,489

Net cash (used in) provided by financing activities	(1,369,532)	473,489

Net (decrease) increase in Cash and Cash Equivalents	(1,202,705)	1,116,613

Effect of Exchange Rate Change on Cash and Cash Equivalents	(9,035)	438,141

Cash and Cash Equivalents-Beginning Balance	7,591,947	6,037,193

Cash and Cash Equivalents-Ending Balance	$6,380,208	$7,591,947

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-
Non Cash Transaction:
Shares due to acquisition of minority interest	$-	$383,555
Acquisition of subsidiary from a related party via payable	$-	$50,000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

AMTG was incorporated on January 13, 2004 under the laws of the state of Nevada. On June 1, 2004, AMTG entered into an equity purchase agreement with Beijing Sande Technology (Holding) Co., Ltd. (“BST”) to acquire 80% ownership of Beijing Tong Yuan Heng Feng Technology Co., Ltd. (“BJTY”). As a result, AMTG issued 7,200 shares of its pre-split common stock to BST in exchange for 80% ownership of BJTY. On August 2, 2004, AMTG incorporated American Metal Technology (Lang Fang) Co., Ltd. (“AMLF”) in Hebei, China, for the purpose of expanding the production facility of BJTY. On August   8, 2004, AMTG and AMLF together entered into an equity purchase agreement with Beijing Sande Shang Mao Co., Ltd. (BSS) for the remaining 20% of BJTY. As a result, AMTG issued 1,800 shares of pre-split common stock to BSS and AMLF became the 20% owner of BJTY. AMTG later acquired the 20% ownership of BJTY from AMLF to own 100% of BJTY. On November 12, 2004, AMTG effectuated a forward split of all of its outstanding shares of common stock on a 1,000 for 1 basis. On November 2005, AMTG sold 5% of BJTY to an unrelated party for $240,000. As set forth below, the Company repurchased such shares pursuant to an Equity Purchase Agreement entered into on September 22, 2008.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business - continued

On September 22, 2008, the Company entered into an Equity Purchase Agreement (the “Agreement") with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in Beijing Tong Yuan Heng Feng Technology Co., Ltd ("BJTY"), which is 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company shall pay to the Seller US $390,299. The Seller agreed to accept from the Company the equivalent of US $92,566.46 (or RMB 629,451.91) in cash consideration and the balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon an amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company agreed to deliver to the Seller the cash consideration and duly executed share certificates representing the underlying shares registered in the name of the Seller within 60 days from the date of signature. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

On March 18, 2009, the Board of Directors authorized the Company to transfer and sell back the Company’s ownership of fifty thousand (50,000) shares of common stock, representing 100% of the issued and outstanding shares of Lighting Power Global Limited, a British Virgin Island company, to the Chairman and the President of Company, resulting in the President becoming the sole shareholder of Lighting Power Global Limited.  The Board of Directors also authorized the Company to cancel any funds due to the President for any loans made and /or expenses incurred with respect to the original acquisition and ownership of the shares of common stock of Lighting Power Global Limited.

On April 29, 2009, the Board of Directors of AMTG adopted a resolution authorizing the creation of a new Hong Kong corporation.  A Certificate of Incorporation was filed in Hong Kong on April 30, 2009 organizing American Metal Technology Group Limited (“AMTL”). In June 2009, the Board of Directors of AMTG adopted a resolution which authorized AMTG’s utilization of AMTL as the operating entity with respect to overseeing AMTG’s operations in Asia and authorized AMTG’s wholly owned subsidiaries in the People’s Republic of China to become wholly owned subsidiaries of AMTL effective immediately.  As of December 31, 2009, AMTL had not yet commenced operations.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Principal of consolidation - continued

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

Reclassifications

Certain amounts reflected in the consolidated financial statements for the year ended December 31, 2008 have been reclassified to conform to the presentation for the year ended December 31, 2009.

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2009 and 2008, cash and cash equivalents amounted to $6,396,645 and $7,591,947, respectively.  Cash in banks deposited with banks in China is not insured.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2009 and 2008, the Company had accounts receivable of $205,988 and $442,238, net of allowance of $41,292 and $62,716, respectively.

Inventories are valued at the lower of cost or market value using weighted average method.  Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.  The Company recorded $106,901 and $0 of inventory valuation reserve for obsolete or slow-moving items for the years ended December 31, 2009 and 2008, respectively.

FASB ASC Topic 360, “Property, Plant, and Equipment” (formerly SFAS No. 144) requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Impairment of long-lived assets - continued

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the year ended December 31, 2009 and 2008.

Advances to suppliers

The Company makes advances to certain suppliers for the purchase of materials. As of December 31, 2009 and 2008, the advances to suppliers amounted to $31,200 and $390,368 respectively.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition (ASC Topic 605).  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of December 31, 2009 and 2008 amounted to $60,104 and $8,645 respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses its local currency, Renminbi (RMB), as its functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income amounted to $1,960,066 and $1,865,844 as of December 31, 2009 and 2008, respectively.  Accumulated other comprehensive income was mainly foreign currency translation adjustments as of December 31, 2009 and 2008.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Income taxes - continued

The Company utilizes FASB ASC Topic 740, “Income Taxes” (formerly SFAS No. 109), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Segment reporting

FASB ASC Topic 280, “Segment Reporting” (formerly SFAS No. 131) requires the use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

ASC Topic 280 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment - manufacture and marketing high-precision investment casting and metal fabrication products in China.

Recent accounting pronouncements

In July 2009, the FASB’s ASC became the single, official source of authoritative, non-governmental GAAP in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission (the “SEC”). This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance for the year ended December 31, 2009. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

In December 2007, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 160). The guidance clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of stockholders’ equity. This guidance was effective for the Company’s fiscal year beginning January 1, 2009. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009.

In March 2008, the FASB issued guidance now incorporated in ASC Topic 815 “Derivatives and Hedging” (formerly SFAS No. 161). The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments and the instruments’ effects on an entity’s financial position, financial performance and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. This pronouncement is related to disclosure and did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued guidance now incorporated in ASC Topic 860 “Transfers and Servicing” (formerly FASB Staff Position (“FSP”) SFAS 140-4 and FASB Interpretation (“FIN”) 46R). The guidance increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The guidance requires public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

  2. Summary of significant accounting policies - continued

Recent accounting pronouncements - continued

In April 2009, the FASB issued guidance now incorporated in ASC Topic 825 “Financial Instruments” (formerly FSP SFAS 107-1). The guidance requires that the fair value disclosures required for financial instruments be included in interim financial statements. In addition, the guidance requires public companies to disclose the method and significant assumptions used to estimate the fair value of those financial instruments and to discuss any changes of method or assumptions, if any, during the reporting period. The guidance was effective for the Company’s year ended December 31, 2009. This pronouncement is related to disclosure only and did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance now incorporated in ASC Topic 855 “Subsequent Events” (formerly SFAS No. 165). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. Among other items, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has adopted this guidance in its consolidated financial statements for the year ended December 31, 2009. See Note 20 for disclosure.

In June 2009, the FASB issued guidance now incorporated in ASC Topic 810 “Consolidation” (formerly SFAS No. 167) amending the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requiring enhanced disclosures to provide more information about a company’s involvement in a variable interest entity. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently reviewing the impact of the guidance on its consolidated financial statements.

3. Marketable Securities

The Company’s securities are classified as trading and, as such, are carried at fair value. The securities comprised of shares of common stock of third party customers and securities purchased. Securities classified as trading are bought and held principally for the purpose of selling them in the near term.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  As of December 31, 2009, the Company does not have any available-for-sale or held-to-maturity securities.

Unrealized holding gains and losses for trading securities shall be included in earnings.  Securities classified as marketable securities consisted of the following as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Marketable Securities	Various	Various
Cost	$137,123	$164,689
Market Value	135,078	93,906
Unrealized Gain (Loss) for the year ended	2,045	(70,783)
Accumulated Unrealized Gain (Loss)	-	(58,382)

The Company adopted ASC Topic 820, “Fair Value Measurements” effective January 1, 2008 and applied ASC Topic 820 to its marketable securities.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Marketable Securities - continued

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value of certificates of deposit, the Company uses the market approach.  ASC Topic 820 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based on market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The hierarchy prioritizes the inputs into three broad levels based on the reliability of the inputs as follows:

●
Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Valuation of these instruments does not require a high degree of judgment as the valuations are based on quoted prices in active markets that are readily and regularly available.  The Company’s marketable securities are subject to fair value measurments utilizing Level 1 inputs.

●
Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable as of the measurement date, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  These financial instruments are valued by quoted prices that are less frequent than those in active markets or by models that use various assumptions that are derived from or supported by data that is generally observable in the marketplace.  Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying assumptions.  The Company does not currently have financial instruments utilizing Level 2 inputs.

●
Level 3 – Valuations based on inputs that are unobservable and not corroborated by market data.  The Company does not currently have any financial instruments utilizing Level 3 inputs.  These financial instruments have significant inputs that cannot be validated by readily determinable data and generally involve considerable judgment by management.

The following table summarizes by level within the fair value hierarchy of marketable securities as of December 31, 2009 and 2008:

	December 31, 2009
	Level 1	Total
Marketable Securities
Trading securities	$135,078	$135,078
	$135,078	$135,078

	December 31, 2008
	Level 1	Total
Marketable Securities
Available-for-sale securities	$93,906	$93,906
	$93,906	$93,906

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Other receivables

Other receivables consisted of the following at December 31, 2009 and 2008.  The receivables are due from unrelated parties, interest free, unsecured, and due on demand.

	As of December 31,
	2009	2008
Note receivable	$8,790	$117,259
Tax receivable	156,385	194,638
Others	446,761	40,353
Totals	$611,936	$352,250

5. Inventories

Inventories consisted of the followings at December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Supplies and raw materials	$1,075,206	$522,008
Work in process	218,651	539,386
Finished goods	721,045	18,347
Less: Allowance for inventory valuation	(106,977)	-
Totals	$1,907,925	$1,079,741

6. Property, Plant and Equipment

Property, Plant and Equipment consist of the following at December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Building and improvements	$4,137,396	$981,311
Vehicles	127,348	112,930
Machinery and equipment	5,098,001	4,174,913
Totals	9,362,745	5,269,154
Less: accumulated depreciation	(1,591,339)	(1,108,417)
	$7,771,406	$4,160,737

Depreciation expenses for the year ended December 31, 2009 and 2008 were $498,260 and $256,925, respectively.

7. Construction in Progress:

As of December 31, 2009 and 2008, construction in progress, representing construction for additional facilities at the Company’s Langfang manufacturing center, amounted to $0 and $2,884,437, respectively.  The construction was completed in the second quarter of 2009 and placed in service close to the year-end of 2009.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible assets

The Company’s intangible assets comprised of following at December 31, 2009 and 2008:

Land use right

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset and is amortizing it over a period of fifty years.

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $663,740. The land use right is for fifty years. The Company’s intangible assets consist of the following as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Land use right	$665,656	$665,987
Less: accumulated amortization	(69,894)	(56,609)
	$595,762	$609,378

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009 the Company expects these assets to be fully recoverable.

Amortization expense of intangible assets for the year ended December 31, 2009 and 2008 amounted to $13,285 and $16,122 respectively. Amortization expenses for next five years after December 31, 2009 are as follows:

1 year after December 31, 2009	$13,285
2 years after December 31, 2009	13,285
3 years after December 31, 2009	13,285
4 years after December 31, 2009	13,285
5 years after December 31, 2009	13,285
Thereafter	529,337
Total	$595,762

9. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following at December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred compensation	$351,913	$351,912
Accrued payroll	118,420	-
Accrued other expenses	58,408	-
Payable to others	53,703	52,540
Accrued professional expenses	42,500	42,500
Totals	$624,944	$446,952

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Related party transactions

Due from related parties

Due from related parties amounted to $369,174 and $1,981,919 as of December 31, 2009 and 2008, respectively, consisting of the following:

	As of December 31,
	2009	2008
Net trade receivable from –
Beijing Micro	$270,996	$1,947,738
QingHuangDao Anye	98,178	-
Beijing Sande	-	34,181
Total	$369,174	$1,981,919

Our President, Chief Executive Officer and Director, and the Secretary of the Company and Director each owns 35% and 21.6%, respectively of Beijing Sande Technology (Holding) Co., Ltd. (“Beijing Sande”) which is a Chinese Corporation that, in turn, owns approximately 20% of Beijing Micro Matic Machinery, Ltd (“Beijing Sande”).  The controlling interest of approximately 80% of Beijing Micro Matic Machinery, Ltd. is owned by Denmark Micro Matic International SA, (“Denmark Micro”) an entity registered in Denmark.  Beijing Sande also owns 50% of QingHuangDao Anye Precision Casting Co., Ltd. (“QingHuangDao Anye”), a company registered in China.

Due to related parties

Due to related parties amounted to $600 and $813,082 as of December 31, 2009 and 2008.  The balance as of December 31, 2009 included $600 due to the President and CEO of the Company.  The balance as of December 31, 2008 consisted of $762,482 advance from Beijing Sande and $50,600 due to the President and CEO of the Company.  Due to related parties are due on demand, interest free, and unsecured.

Net sales

For the years ended December 31, 2009 and 2008, net sales to related parties consisted of the following:

	2009	As a % of total net sales	2008	As a % of total net sales
Beijing Micro	$2,969,104	63%	$13,789,074	75%
Beijing Sande	317,937	7%	435,200	2%
Beijing Anye	244,830	5%	410,846	2%
Totals	$3,531,871	75%	$14,635,120	79%

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
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the statutory reserve amounted to $35,705 and $500,567 for the years ended December 31, 2009 and 2008, respectively.

The total statutory reserve, as of December 31, 2009 and 2008, amounted to $1,448,291 and $1,412,586 respectively.

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

On March 18, 2009, the Board of Directors authorized the Company to transfer and sell back the Company’s ownership of fifty thousand (50,000) shares of common stock, representing 100% of the issued and outstanding shares of Lighting Power Global Limited, a British Virgin Island company, to the Chairman and the President of Company, resulting in the President becoming the sole shareholder of Lighting Power Global Limited.  The Board of Directors also authorized the Company to cancel any funds due to the President for any loans made and /or expenses incurred with respect to the original acquisition and ownership of the shares of common stock of Lighting Power Global Limited.

Incentive compensation

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company had $4,000,000 or more in net income for fiscal year 2008, excluding expenses related to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission. The incentive compensation was to be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial $4,000,000 dollars of net income by ten percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of $4,000,000 dollars by twenty percent and dividing such product by an agreed value of $0.75 per share.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ equity - continued

Incentive compensation - continued

On September 29, 2009, the Board of Directors adopted resolutions which broadened the scope of the Board of Directors’ resolution dated October 31, 2008 and authorized the Company to provide incentive compensation to key members of its management and also key employees as well as outside consultants who provided services to the Company, as selected and determined by the Board of Directors.  As set forth in the Board of Directors’ resolution dated September 29, 2009, the incentive compensation was to be paid by the issuance of an aggregate of 596,462 shares of common stock of the Company to the individuals and in the amounts as selected and determined by the Board of Directors.  Compensation cost of $316,125 was recorded at $0.53 per share, the market price of the Company’s common stock on September 29, 2009, the grant date.  On December 7, 2009, those shares were issued accordingly.

Protocol of Cooperation

On September 29, 2009, the Board of Directors adopted resolutions approving the Company’s entry into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company agreed to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF and assisting AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares will be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based on the performance of Kova under the Protocol, 40% of which will become unrestricted two years after issuance, and 20% of which will become unrestricted each year thereafter.  The term of the Protocol is two years and will automatically renew every two years until both AMLF and Kova agree to cease the Protocol.  Deferred service expense of $257,335 was recorded as prepaid expense at $0.37 per share, the market price of the Company’s common stock on April 21, 2009, the measurement date, and amortized throughout the two-year service period.  For the year ended December 31, 2009, $85,778 was amortized and recorded as consulting expenses.

Treasury stock

On December 16, 2009, the Company repurchased 44,334 shares of common stock from its employees at an aggregate cost of $160,000, pursuant to the Board resolution dated May 5, 2007 that authorized the Company to offer its common stock at $0.02 per share to employees and commit to repurchase from them, provided that the Company did not complete uplisting from the OTC Bulletin Board to one of the national exchanges in two years.  The repurchase price was determined by taking into account the effect of the 1-for-150 reverse stock split effective December 3, 2007, plus accrued interest.  The offer to repurchase shares was only to a specific group of employees and the repurchase price was significantly in excess of the price obtainable in transactions in the open market.  The 44,334 shares were valued at $22,167, or $0.50 per share, the closing price of the Company’s stock traded at the OTC Bulletin Board on December 16, 2009, the repurchase date, and recorded as treasury stock as of December 31, 2009.  The amount of $137,833 in excess of the price obtainable in the open market on the repurchase date was deemed compensation to employees and recorded as compensation expense for the year ended December 31, 2009.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ equity - continued

Treasury stock - continued

On March 11, 2010, the Company repurchased an additional 27,424 shares of common stock from its employees at an aggregate cost of $99,542 pursuant to the same Board resolution and other conditions as described above.  The 27,424 shares were valued at $13,712, or $0.50 per share, the closing price of the Company’s stock traded at the OTC Bulletin Board on March 11, 2010, the repurchase date, and recorded as treasury stock in the first quarter of 2010.  The amount of $72,118 in excess of the price obtainable in the open market on the repurchase date was deemed compensation to employees and recorded as compensation expense during the first quarter of 2010.

12. Options and warrants

Stock Options

In April 2002 the Company issued options to purchase 40,000 shares of common stock at $3.00 per share. The options were issued to an employee under a non-qualified option plan. As of April, 2007, all options have expired. No options were issued during the year ended December 31, 2009.

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

During the year ended December 31, 2009, the Company expensed $20,435 and deferred $0 in the consolidated financial statements.

The following table summarizes the warrants outstanding as of December 31, 2009:

	Warrants outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Outstanding, December 31, 2008	50,000	$5	3.29
Granted	-	$-	-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, December 31, 2009	50,000	$5	2.29

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States.  For operations in the U.S., the Company has incurred net operating losses.  The Company believes it is more likely than not that these net operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2009 and 2008.  Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at December 31, 2009 and 2008. The Company has provided 100% valuation allowance to the deferred tax assets as of December 31, 2009 and 2008.

People’s Republic of China (PRC)

The Company is governed by the Income Tax Law of the PRC concerning subsidiaries located in PRC.  Prior to 2007, under the Income Tax Laws of the PRC, Chinese enterprises are generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments.

Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs.  The Company evaluated the effect of the new EIT law on its financial position, and the two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be continued.  AMLF was exempt from EIT taxes for the years 2007 and 2008, and entitled to the 50% reduction in EIT tax rate for the years 2009 to 2011.  BJTY was exempt from EIT taxes for the years 2005 and 2006, and entitled to the 50% reduction in EIT tax rate for the years 2007 to 2009.  Therefore, the Company’s PRC subsidiaries were both entitled to the tax holiday of 50% reduction in EIT tax rate for the year ended December 31, 2009, and were subject to 12.5% of EIT taxes.

The income tax benefit from losses from continuing operations consisted of the following for the years ended December 31, 2009 and 2008:

	2009	2008

Income tax expense – current	$-	$-
Income tax benefit – deferred	(38,161)	-
Total income tax benefit	$(38,161)	$-

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes - continued

People’s Republic of China (PRC)  - continued

The following is a reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008
U.S. Federal tax at statutory rate	34.0%	34.0%
U.S. State tax net of federal taxes	8.7%	8.7%
Effects of PRC tax rate difference	(5.3%)	-
Adjustments to valuation allowance	3.1%	-
Valuation allowance additions	(40.6%)	(42.7%)
NOL carryforward	4.5%	-
Effective tax rate	4.5%	-

Deferred taxes

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets – current
NOL carryforward	$409,838	$-
Valuation allowance	(344,866)	-
Net deferred tax asset	$64,971	$-

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

Major customers

Three major customers which are also related parties to the Company accounted for 75% of the net revenue for the year ended December 31, 2009. The Company had $369,174 net trade receivable from these customers as of December 31, 2009. One major customer, a related party, accounted for 75% of the net revenue for the year ended December 31, 2008. The company had $1,947,738 accounts receivable from the customer as of December 31, 2008.

A majority of our customers ultimately sell our products to users in Europe which subjects us to a substantial risk of an economic downturn to Europe.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments

Consulting agreements

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

During the year ended December 31, 2009, the Company expensed $20,435 and deferred $0 in the consolidated financial statements.

15. Minority interest

On September 22, 2008, the Company entered in an Equity Purchase Agreement (the “Agreement") with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in Beijing Tong Yuan Heng Feng Technology Co., Ltd ("BJTY"), which is 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company agreed to pay to the Seller US $390,299. The Seller agreed to accept from the Company the equivalent of US $92,566.46 (or RMB 629,451.91) in cash consideration and the balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon the amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company agreed to deliver to the Seller the cash consideration and duly executed share certificates representing the underlying shares registered in the name of the Seller within 60 days from the date of signature. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to September 30, 2008.

16. Entity held for disposal

On March 18, 2009, the Board of Directors authorized the Company to transfer and sell back the Company’s ownership of fifty thousand (50,000) shares of common stock, representing 100% of the issued and outstanding shares of Lighting Power Global Limited, a British Virgin Island company, to the Chairman and the President of Company, resulting in the President becoming the sole shareholder of Lighting Power Global Limited.  The Board of Directors also authorized the Company to cancel any funds due to the President for any loans made and /or expenses incurred with respect to the original acquisition and ownership of the shares of common stock of Lighting Power Global Limited.

As a result, Lighting Power Global Limited is reported as an entity held for disposal in the accompanying financials.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Entity held for disposal - continued

The components of loss from operations related to the entity held for disposal for the year ended December 31, 2009 is shown below:

2009
Net sales	$-

Cost of sales	-

Gross profit	-

Operating expenses
Operating and administrative expenses	68,682
Total operating expenses	68,682

Loss from operations	(68,682)

Non-operating expenses
Other expense	149

Net Loss before income tax	(68,831)

Provision for Income tax	-

Net loss from entity held for disposal	$(68,831)

Assets and liabilities for the entity held for disposal as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008
Assets
Account receivable, net	$-	$46,575
Total Current assets	-	46,575

Liabilities
Other payable	-	645
Total Liabilities	-	645

Net Asset Held for Disposal	$-	$45,930