Form 10-Q
period 2010-03-31
AMERICAN METAL & TECHNOLOGY, INC.
filed 2010-05-24
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

 Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ❒  Yes       ☒ No

As of March 31, 2010, there were 12,012,230 shares of Common Stock, $0.0001 par value per share issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents	$5,898,479	$6,380,208
Accounts receivable, net	540,468	205,988
Investment in marketable securities	129,600	135,078
Other receivables	963,037	611,936
Due from related parties	383,973	369,174
Advances to suppliers	15,882	31,201
Inventories	1,857,623	1,907,925
Prepaid expense	152,863	215,146
Interest receivable	41,397	73,293
Deferred tax assets-current	23,086	64,971
Total Current Assets	10,006,408	9,994,921

Property, Plant And Equipment, net	7,618,970	7,771,406
Intangible Assets, net	592,442	595,762

Total Assets	$18,217,820	$18,362,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,053,278	$996,556
Accrued expenses and other payables	505,716	624,944
Due to related parties	600	600
Unearned revenue	82,030	60,104
Total Current Liabilities	1,641,625	1,682,204

Commitments	-	-

Stockholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 12,012,230 and 10,720,268 shares issued and outstanding, respectively	1,201	1,201
Additional paid-in capital	8,359,444	8,359,444
Statutory reserve	1,461,291	1,450,771
Accumulated other comprehensive income	1,975,073	1,960,066
Retained earnings	4,815,065	4,930,570
Less: Treasury stock, 71,758 and 44,334 shares at cost, respectively	(35,879)	(22,167)
Total Stockholders' Equity	16,576,196	16,679,885

Total Liabilities and Stockholders' Equity	$18,217,820	$18,362,089

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For The Three Months
	Ended March 31,
	2010	2009

Net sales	$1,507,830	$1,282,299
Cost of goods sold	(867,615)	(887,586)
Gross profit	640,215	394,713
Operating expenses
Selling expenses	(889)	(3,800)
Operating and administrative expenses	(714,626)	(526,441)
Total operating expenses	(715,516)	(530,241)
Loss from operations	(75,301)	(135,528)
Other income (expense)
Interest income	14,927	110,474
Interest expense	(183)	-
Unrealized gain on marketable securities	4,694	-
Loss on sale of marketable securities	(7,243)	(29,512)
Other expense	-	(1,071)
Total other income	12,194	79,891
Loss from continuing operations before income tax	(63,106)	(55,637)
Income taxes	(41,878)	-
Loss from continuing operations	(104,984)	(55,637)
Loss from entity held for disposal	-	(68,831)
Net loss	$(104,984)	$(124,468)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.01)	$-
Loss from entity held for disposal	-	(0.01)
Net loss	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	12,012,230	10,720,268

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net Loss	$(104,984)	$(124,468)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Bad debt	173,884	-
Depreciation and amortization	173,485	123,307
Purchase price of treasury stock allocated as compensation	85,830	-
Valuation allowance for deferred tax assets	26,779	-
Amortization of deferred expense-warrants	-	20,435
Loss on disposal of marketable securities	-	29,512
Unrealized gain on marketable securities	(4,694)	-
(Increase)/decrease in assets:
Accounts receivable	(508,296)	1,533,155
Notes receivable	8,788	-
Other receivables	(359,812)	233,723
Due from related parties	46,549	-
Interest receivable	31,891	-
Inventory	60,209	(416,386)
Advance to suppliers	15,317	(86,767)
Prepaid expenses	62,277	-
Increase/(decrease) in liabilities:
Accounts payable	56,697	(575,841)
Other payable and accrued expenses	(119,197)	(349)
Due to related parties	(61,339)	-
Unearned revenue	21,921	45,551
Net cash (used in) provided by operating activities from continuing operations	(379,596)	781,870
Net cash provided by operating activities of entity held for disposal	-	45,931
Net cash (used in) provided by operating activities	(379,596)	827,801

Cash flows from investing activities:
Net proceeds from (purchase of) marketable securities	10,173	-
Cash received for short-term investments	-	121,700
Purchase of equipment and leasehold improvements	(17,637)	(42,460)
Net cash (used in) provided by investing activities from continuing operations	(7,464)	79,241
Net cash provided by investing activities of entity held for disposal	-	22,901
Net cash (used in) provided by investing activities	(7,464)	102,142

Cash flows from financing activities:
Purchase of treasury stock	(99,542)	-
Net proceeds from loans	-	4,004
Net cash (used in) provided by financing activities	(99,542)	4,004

Net (decrease) increase in Cash and Cash Equivalents	(486,601)	933,947

Effect of Exchange Rate Change on Cash and Cash Equivalents	4,873	(25,398)

Cash and Cash Equivalents-Beginning Balance	6,380,208	7,569,046

Cash and Cash Equivalents-Ending Balance	$5,898,479	$8,477,595

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$183	$-

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

The Company entered into a Stock Purchase Agreement on November 6, 2006 (the "Agreement") with American Metal Technology Group, a Nevada corporation (“AMTG"), pursuant to which the Company acquired one hundred (100%) percent of AMTG's outstanding common stock from the AMTG Stockholders and AMTG became a wholly-owned subsidiary of the company in a two step reverse takeover transaction on May 22, 2007.  In connection with this transaction, and in addition to the 173,253,434 shares of common stock outstanding immediately prior to closing, the Company issued 1,213,295,563 shares to the shareholders and consultants of AMTG (1,142,388,273 shares to AMTG's former shareholders, including 20,000,000 shares of common stock issues to AMTG as investment upon completion of the due diligence period to the Agreement, and redistributed proportionally to AMTG's shareholders as of May 22, 2007, and 70,907,300 shares to AMTG's consultants).  These shares represent more than eighty five (85%) of the Company's issued and outstanding shares of voting capital stock on a fully diluted basis, and therefore the former shareholders of AMTG and its consultants effectively have control of the Company.  In addition, as a condition of the closing of the Agreement, the Company issued an additional 10,000,000 shares of common stock to a former officer and director of the Company in connection with the cancellation of all indebtedness to him, and his assumption of all liabilities and the assignment all assets of the Company immediately prior to closing.   AMTG is now a wholly owned subsidiary of the Company.

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

The Company through its wholly owned subsidiary AMTG and through AMTG’s wholly owned subsidiaries, Beijing Tong Yuan Heng Feng Technology Co., Ltd. and American Metal Technology (Lang Fang) Co., Ltd., is mainly in the business of manufacturing and sales of high-precision investment casting and metal fabrication products in the People's Republic of China (“China”). The Company's production involves high-precision investment casting and machined products, including valves, pipe fittings, etc.

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

On July 11, 2008, the Company acquired from the Chairman and President of Company, fifty thousand (50,000) shares of common stock, representing 100% of the issued and outstanding shares, of Lighting Power Global Limited, a British Virgin Island company, incorporated on May 29, 2008, pursuant to the BVI Business Company Act, 2004, resulting in the Company becoming the sole shareholder of Lighting Power Global Limited.  The Company agreed to reimburse the Chairman and the President for any loans made and/or expenses incurred with respect to the acquisition and ownership of the shares of common stock of Lighting Power Global Limited, which amounted to $50,000.  The Company recorded deemed dividend and related party payable in the amount of $50,000 at December 31, 2008.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and description of business - continued

 On September 22, 2008, the Company entered into an Equity Purchase Agreement (the “Agreement") with Wen Ge Ren (the "Seller"), a shareholder owning a 5% stock interest in BJTY, which was 95% owned through the Company's wholly owned subsidiary American Metal Technology Group. Pursuant to the Agreement, the Company agreed to pay to the Seller US $390,299. The Seller agreed to accept from the Company the equivalent of US $92,566.46 (or RMB 629,451.91) in cash consideration and the balance of US $297,732.57 pursuant to the issuance of such number of shares of restricted Common Stock based upon an amount equal to 75% of the average of the closing bid price of the Company's Common Stock for the five-day trading period commencing on September 18, 2008. The Company agreed to deliver to the Seller the cash consideration and duly executed share certificates representing the underlying shares registered in the name of the Seller within 60 days from the date of signature. The Company delivered the cash consideration and issued 317,581 shares to the Seller prior to March 31, 2009.

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

2. Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results for any future period.  These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009.  The results of the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2010 and December 31, 2009, cash and cash equivalents amounted to $5,898,479 and $6,380,208, respectively.  Cash deposited with banks in China is not insured.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2010 and December 31, 2009, the Company had accounts receivable of $540,468 and $205,988, net of allowance of $215,210 and $41,292, respectively.

Inventory valuation

Inventories are valued at the lower of cost or market value using the weighted average method.  Management compares the cost of inventory with its market value and an allowance is made for writing down the inventory to its market value, if lower.  The Company recorded $106,978 and $106,901 of inventory valuation reserve for obsolete or slow-moving items as of March 31, 2010 and December 31, 2009, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount of an asset is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based upon the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the three months ended March 31, 2010 and 2009.

Advances to suppliers

The Company makes advances to certain vendors for the purchase of material. As of March 31, 2010 and December 31, 2009, the advances to suppliers amounted to $15,882 and $31,201 respectively.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition (ASC Topic 605).  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of March 31, 2010 and December 31, 2009 amounted to $82,030 and $60,104 respectively.

The Company's revenue consists of the invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discounts are normally not granted after products are delivered.

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

Accumulated other comprehensive income amounted to $1,975,073 and $1,960,066 as of March 31, 2010 and December 31, 2009, respectively.  Accumulated other comprehensive income was mainly foreign currency translation adjustments as of March 31, 2010 and December 31, 2009.

Income taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes” (formerly SFAS No. 109), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Segment reporting

FASB ASC Topic 280, “Segment Reporting” (formerly SFAS No. 131) requires the use of the "management approach" model for segment reporting. The management approach model is based upon the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based upon products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

ASC Topic 280 has no effect on the Company's consolidated financial statements as the Company operates in one reportable business segment - manufacturing and marketing high-precision investment casting and metal fabrication products in China.

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

3. Marketable Securities

The Company’s securities are classified as trading and, as such, are carried at fair value. The securities comprised of shares of common stock of third party customers and securities purchased. Securities classified as trading are bought and held principally for the purpose of selling them in the near term.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  As of March 31, 2010, the Company does not have any available-for-sale or held-to-maturity securities.

Unrealized holding gains and losses for trading securities shall be included in earnings.  Marketable securities classified as available for sale consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Marketable Securities	Various	Various
Cost	$124,905	$137,123
Market Value	129,600	135,078
Unrealized Gain (Loss)	4,695	(2,045)

The Company adopted ASC Topic 820, “Fair Value Measurements” effective January 1, 2008 and applied to marketable securities.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value of certificates of deposit, the Company uses the market approach.  ASC Topic 820 establishes a hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.  This hierarchy increases the consistency and comparability of fair value measurements and related disclosures by maximizing the use of observable inputs and minimizing the use of unobservable inputs by requiring that observable inputs be used when available.  Observable inputs are inputs that reflect the assumptions market participants would use in pricing the assets or liabilities based upon market data obtained from sources independent of the Company.  Unobservable inputs are inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy prioritizes the inputs into three broad levels based upon the reliability of the inputs as follows:

·
Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  Valuation of these instruments does not require a high degree of judgment as the valuations are based upon quoted prices in active markets that are readily and regularly available.  The Company’s marketable securities are subject to fair value measurements utilizing Level 1 inputs.

·
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

·
Level 3 – Valuations based upon inputs that are unobservable and not corroborated by market data.  The Company does not currently have any financial instruments utilizing Level 3 inputs.  These financial instruments have significant inputs that cannot be validated by readily determinable data and generally involve considerable judgment by management.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Marketable Securities - continued

The following table summarizes by level within the fair value hierarchy of marketable securities as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Level 1	Total
Marketable Securities
Trading securities	$129,600	$129,600
	$129,600	$129,600

	December 31, 2009
	Level 1	Total
Marketable Securities
Trading securities	$135,078	$135,078
	$135,078	$135,078

4. Other receivables

Other receivables consisted of the following as of March 31, 2010 and December 31, 2009.  The receivables are due from unrelated parties, interest free, unsecured, and due on demand.

	March 31, 2010	December 31, 2009
Tax receivable	$57,242	$156,385
Note receivable	-	8,790
Others	905,795	446,761
Totals	$963,037	$611,936

5. Inventories

Inventories consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Supplies and raw materials	$1,226,829	$1,075,206
Work in process	576,957	218,651
Finished goods	160,815	721,045
Less: Allowance for inventory valuation	(106,978)	(106,977)
Totals	$1,857,623	$1,907,925

6. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Building and improvements	$4,135,143	$4,137,396
Vehicle	127,350	127,348
Machinery and equipments	5,118,030	5,098,001
Totals	9,380,523	9,362,745
Less: accumulated depreciation	(1,761,553)	(1,591,339)
	$7,618,970	$7,771,406

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $170,158 and $108,349, respectively.

7. Intangible assets

The intangible assets comprised of the following as of March 31, 2010 and December 31, 2009:

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible assets - continued

Land use right

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” to use the land. The Company has recognized the amounts paid for the acquisition of the land use rights as an intangible asset, amortized over a period of fifty years.

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $663,740. The land use rights are for a period of fifty years. The land use rights consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Land use right	$665,666	$665,666
Less: accumulated amortization	(73,224)	(69,894)
	$592,442	$595,762

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if their carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2010 the Company expects these assets to be fully recoverable.

Amortization expense of intangible assets for the three months ended March 31, 2010 and 2009 amounted to $3,327 and $3,328 respectively. Amortization expenses for next five years after March 31, 2010 are as follows:

1 year after March 31, 2010	$13,308
2 years after March 31, 2010	13,308
3 years after March 31, 2010	13,308
4 years after March 31, 2010	13,308
5 years after March 31, 2010	13,308
Thereafter	539,210
Total	$592,442

9. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following  as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Deferred compensation	$351,913	$351,913
Payable to others	101,345	53,703
Accrued professional expenses	42,500	42,500
Accrued other expenses	9,958	58,408
Accrued payroll	-	118,420
Totals	$505,716	$624,944

10. Related party transactions

Due from related parties

Due from related parties amounted to $383,973 and $369,174 as of March 31, 2010 and December 31, 2009, respectively, consisting of the following:

	March 31, 2010	December 31, 2009
Net trade receivable from –
QingHuangDao Anye	$263,389	$98,178
Beijing Micro	102,492	270,996
Beijing Sande	18,091	-
Total	$383,973	$369,174

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Related party transactions - continued

Our President, Chief Executive Officer and Director, and the Secretary of the Company and Director each owns 35% and 21.6%, respectively of Beijing Sande Technology (Holding) Co., Ltd. (“Beijing Sande”) which is a Chinese corporation that, in turn, owns approximately 20% of Beijing Micro Matic Machinery, Ltd (“Beijing Micro”).  The controlling interest of approximately 80% of Beijing Micro Matic is owned by Denmark Micro Matic International SA, (“Denmark Micro”) an entity registered in Denmark.  Beijing Sande also owns 50% of QingHuangDao Anye Precision Casting Co., Ltd. (“QingHuangDao Anye”), a company registered in China.

Due to related parties

Due to related parties amounted to $600 and $600 as of March 31, 2010 and December 31, 2009, respectively.  The balance as of March 31, 2010 and December 31, 2009 included $600 due to the President and CEO of the Company. Due to related parties are due on demand, interest free, and unsecured.

Net sales

For the three months ended March 31, 2010 and 2009, net sales to related parties consisted of the following:

	2010	As a % of total net sales	2009	As a % of total net sales
Beijing Micro	$662,125	43%	$969,291	76%
Beijing Anye	106,805	7%	40,099	3%
Beijing Sande	34,759	2%	51,618	5%
Totals	$803,690	52%	$1,025,244	84%

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

iv) Allocations to the discretionary surplus reserve, if approved at the shareholders' general meeting.

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the statutory reserve amounted to $10,520 and $6,265 for the three months ended March 31, 2010 and 2009, respectively.

The total statutory reserve, as of March 31, 2010 and December 31, 2009, amounted to $1,461,291 and $1,450,771 respectively.

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

On September 29, 2009, the Board of Directors adopted resolutions which broadened the scope of the Board of Directors’ resolution dated October 31, 2008 and authorized the Company to provide incentive compensation to key members of its management and also key employees as well as outside consultants who provided services to the Company, as selected and determined by the Board of Directors.  As set forth in the Board of Directors’ resolution dated September 29, 2009, the incentive compensation was to be paid by the issuance of an aggregate of 596,462 shares of common stock of the Company to the individuals and in the amounts as selected and determined by the Board of Directors.  Compensation cost of $316,125 was recorded at $0.53 per share, the market price of the Company’s common stock on September 29, 2009, the grant date.  On December 7, 2009, those shares were issued.

Protocol of Cooperation

On September 29, 2009, the Board of Directors adopted resolutions approving the Company’s entry into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company agreed to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF and assisting AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares will be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based upon the performance of Kova under the Protocol, 40% of which will become unrestricted two years after issuance, and 20% of which will become unrestricted each year thereafter.  The term of the Protocol is two years and will automatically renew every two years until both AMLF and Kova agree to cease the Protocol.  Deferred service expense of $257,335 was recorded as prepaid expense at $0.37 per share, the market price of the Company’s common stock on April 21, 2009, the measurement date, and amortized throughout the two-year service period. For the three months ended March 31, 2010, $32,167 was amortized and recorded as consulting expenses.

Treasury stock

On December 16, 2009, the Company repurchased 44,334 shares of common stock from its employees at an aggregate cost of $160,000, pursuant to the Board resolution dated May 5, 2007 that authorized the Company to offer its common stock at $0.02 per share to employees and commit to repurchase from them, provided that the Company did not complete uplisting from the OTC Bulletin Board to one of the national exchanges within two years.  The repurchase price was determined by taking into account the effect of the 1-for-150 reverse stock split effective December 3, 2007, plus accrued interest.  The offer to repurchase shares was only to a specific group of employees and the repurchase price was significantly in excess of the price obtainable in transactions in the open market.  The 44,334 shares were valued at $22,167, or $0.50 per share, the closing price of the Company’s stock traded at the OTC Bulletin Board on December 16, 2009, the repurchase date, and recorded as treasury stock as of December 31, 2009.    The amount of $137,833 in excess of the price obtainable in the open market on the repurchase date was deemed compensatory to employees and recorded as compensation expense for the year ended December 31, 2009.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Options and warrants

Warrants

On March 15, 2008, the Company issued to CCG Investor Relations Partners LLC warrants to purchase 50,000 shares in return for assisting the Company in the execution of its investor relations strategy.

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate	4.12%
Expected life of the warrants	4 year
Expected volatility	70%
Expected dividend yield	0%

These warrants were recorded at the fair value of $100,796.  The Company has fully expensed the fair value of these warrants over the term of the agreement.

The following table summarizes the warrants outstanding as of March 31, 2010:

	Warrants	Weighted Average	Average Remaining
	outstanding	Exercise Price	Contractual Life (years)
Outstanding, December 31, 2009	50,000	$5	2.29
Granted	-	$-	-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, March 31, 2010	50,000	$5	2.04

13. Income taxes

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States.  For operations in the U.S., the Company has incurred net operating losses.  The Company believes it is more likely than not that these net operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2010 and December 31, 2009.  Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at March 31, 2010 and December 31, 2009. The Company has provided 100% valuation allowance to the deferred tax assets as of March 31, 2010 and December 31, 2009.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Income taxes - continued

Beginning January 1, 2008, the new Enterprise Income Tax (EIT) law replaced the existing laws for Domestic Enterprises (DES) and Foreign Invested Enterprises (FIEs). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DES and FIEs.  The Company evaluated the effect of the new EIT law on its financial position, and the two year tax exemption, three year 50% tax reduction tax holiday for production-oriented FIEs will be continued.  AMLF was exempt from EIT taxes for the year 2007 and 2008, and entitled to the 50% reduction in EIT tax rate for the years 2009 to 2011.  BJTY was exempt from EIT taxes for the years 2005 and 2006, and entitled to the 50% reduction in EIT tax rate for the years 2007 to 2009.  Therefore, BJTY is subject to the standard EIT rate of 25% commencing the year 2010.

The income taxes consisted of the following for the three months ended March 31, 2010 and 2009:

	2010	2009

Income tax expense – current	$41,878	$-
Total income taxes	$41,878	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
U.S. Federal tax at statutory rate	34.0%	34.0%
Effects of PRC tax rate difference	(52.7%)	-
Adjustments to valuation allowance	42.8%	-
Valuation allowance additions	-	(42.7%)
Effective tax rate	24.1%	-

Deferred taxes

The tax effect of temporary differences that give rise to the Company’s deferred tax assets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Deferred tax assets – current
NOL carryforward	$454,606	$409,838
Valuation allowance	(431,520)	(344,866)
Net deferred tax asset	$23,086	$64,971

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

Major customers

Three major customers of which two are also related parties to the Company accounted for 74% of the net revenue for the three month period ended March 31, 2010. The Company had $383,973 net trade receivable from these customers as of March 31, 2010. One major customer, a related party, accounted for 76% of the net revenue for the three month period ended March 31, 2009. The Company had $270,997 accounts receivable from the customer as of December 31, 2009.

A majority of our customers ultimately sell our products to users in Europe which subjects us to a substantial risk of an economic downturn in Europe.

The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments

Consulting agreements

On March 15, 2008, the Company signed a letter of engagement with CCG Investor Relations Partners LLC.  According to the terms of the agreement, CCG agreed to assist the Company in the execution of its investor relations strategy. The agreement was for a twelve-month period and the Company agreed to pay $7,000 per month to CCG and issue warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5 per share. These warrants were recorded at the fair value of $100,796 based upon 70% volatility, 4.12% discount rate and 0% annual rate of quarterly dividends.  The Company has been expensing the fair value of these warrants over the term of the agreement.  As of September 1, 2008, we terminated our agreement with CCG Investor Relations Partners LLC.  The Company has fully expensed the fair value of these warrants over the term of the agreement.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition (ASC Topic 605).  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Unearned revenue as of March 31, 2010 and December 31, 2009 amounted to $82,030 and $60,104 respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  As of March 31, 2010 and December 31, 2009, the Company had net accounts receivable of $540,468 and $205,988, net of allowance of $215,210 and $41,292, respectively.

Inventory valuation

Inventories are valued at the lower of cost or market value using the weighted average method.  Management compares the cost of inventory with its market value and an allowance is made for writing down the inventory to its market value, if lower.  The Company recorded $106,978 and $106,901 of inventory valuation reserve for obsolete or slow-moving items as of March 31, 2010 and December 31, 2009, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based upon the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the three months ended March 31, 2010 and 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Accumulated other comprehensive income amounted to $1,975,073 and $1,960,066 as of March 31, 2010 and December 31, 2009, respectively.  Accumulated other comprehensive income was mainly foreign currency translation adjustments as of March 31, 2010 and December 31, 2009.

Income taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes” (formerly SFAS No. 109), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

RESULTS OF OPERATIONS

We design and manufacture high-precision casting and machined parts based on blueprints supplied by our customers. To set us apart from competition, we streamlined our production cycle by providing a one stop solution which  includes all three integral processes in making high precision parts, namely, molding design and fabrication, high precision investment casting and the CNC machining process. Our products are almost exclusively component parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China and exported to foreign markets.   Our primary focus during 2010 and 2009 has been to increase demand for our castings and machined parts outside China.   During the three months ended March 31, 2010, as further set forth below, due to the slow recovery of the worldwide economic slowdown, we expect conservative growth in revenue and will continue to monitor our operating expenditures.

To capitalize on the increased demand for our products prior to 2008, we commenced significant capital expansion and capital improvement efforts, utilizing most of the net proceeds received from our equity financing in 2007 to expand and enhance our manufacturing capabilities. By the end of first quarter ended March 31, 2008, we completed the first phase of the expansion plan. Phase one entailed a 53,819 square foot manufacturing space, 5 turning centers and 60 CNC Mazak Lathes, 19 of which were delivered and became operational in the three months ended December 31, 2007 and the three months ended March 31, 2008 and the last of which became operational on or about April 7, 2008.  All of the new high-precision lathe machines are equal in size and capacity to the Company's existing machines.

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

As of March 31, 2010, we had 327 full-time employees.  Prior to December 2008, the Company operated with three shifts per day at the factories for seven days each week.  Due to the global economic downturn, in December 2008, the Company reduced shifts to one shift per day.  Starting with the fourth quarter of 2009, the Company has resumed the three-shift working schedule, but reduced the number of machines operated due to a lower headcount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

For the three months ended March 31, 2010, the Company’s net sales increased approximately 18% as compared to the three months ended March 31, 2009.

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

On September 29, 2009, the Board of Directors adopted resolutions approving the Company entering into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company agreed to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF, and assist AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares were to be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based on the performance of Kova under the Protocol, 40% of which will become unrestricted two years after issuance, and 20% of which will become unrestricted each year thereafter.  The term of the Protocol is two years and will automatically renew every two years until both AMLF and Kova agree to cease the Protocol.  Deferred service expense of $257,335 was recorded as prepaid expense at $0.37 per share, the market price of the Company’s common stock on April 21, 2009, the measurement date, and amortized throughout the two-year service period. For the three months ended March 31, 2010, $32,167 was amortized and recorded as consulting expenses.

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

On March 11, 2010, the Company repurchased an additional 27,424 shares of common stock from its employees at an aggregate cost of $99,542 pursuant to the same Board resolution and other conditions as described above.  The 27,424 shares were valued at $13,712, or $0.50 per share, the closing price of the Company’s stock traded at the OTC Bulletin Board on March 11, 2010, the repurchase date, and recorded as treasury stock in the first quarter of 2010.  The amount of $85,830 in excess of the price obtainable in the open market on the repurchase date was deemed compensation to employees and recorded as compensation expense during the first quarter of 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Revenue

Net sales for the three months ended March 31, 2010 was $1,507,830, an increase of 18% as compared to $1,282,299 for the three months ended March 31, 2009.  Gross profit for the three months ended March 31 2010, was $640,215, or approximately 42% of revenues, compared to $394,713, or 31% of revenues, for the same period in 2009.

The increase was primarily due to the the growth in customer orders during the first quarter of 2010.  The increase in gross margin was resulted from lower fixed costs per unit allocated to cost of goods sold due to increase in sales orders during the current period as compared to the prior period.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were $715,516 for the three months ended March 31, 2010, an increase of $185,275 or 35% as compared to $530,241 for the three months ended March 31, 2009.

The increase was mainly a result of the commencement of depreciation of the two buildings completed and placed into service at the end of 2009.  Depreciation of the two buildings was $63,365 during the first quarter of 2010.  Bad debt expense of $173,884 was recorded during the current quarter due to slower collections from customers.  Additionally, $85,830 was charged to compensation expense for the excess of the repurchase price of the 27,424 shares of treasury stock over the price obtainable from the open market.

Interest Income and Expense

Interest income for the three months ended March 31, 2010 was $14,927 as compared to $110,474 for the three months ended March 31, 2009, a 86% decrease. This decrease in interest income was primarily driven by our decreased balance of time deposits with respect to the three months ended March 31, 2010.

Net Loss

We had net loss of $104,984 for the three months ended March 31, 2010 as compared to $124,468 for the three months ended March 31, 2009, a 16% decrease.  The reduced losses observed during the current period were the result of increases in our net sales for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $5,898,479 at March 31, 2010 as compared to $6,380,208 at December 31, 2009, an 8% decrease.  We experienced increases in net cash used with respect to our cash flows from operating activities, investing activities and financing activities during the current quarter.  Throughout the three months ended March 31, 2010, we met our liquidity needs through the revenue derived from the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2010 was $374,902 as compared to $827,801 of net cash provided by operating activities for the three months ended March 31, 2009.  The decrease in net cash provided by operating activities was mainly due to net increase of $508,296 in accounts receivable for the three months ended March 31, 2010 as compared to net decrease of $1,533,155 for the three months ended March 31, 2009.  Net increase of $359,812 in other receivables for the current period as compared to net decrease of $233,723 for the same period of the prior year also contributed to the higher balance of net cash used in operating activities.  Such effect was partially offset by net cash provided by a net decrease of $60,209 in inventory for the current period as compared to net increase in inventory of $416,386 for the same period of the prior year, as well as net increase of $56,697 in accounts payable for the current period as compared to net decrease of $575,841in accounts payable for the same period of the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Investing activities

Net cash used in investing activities was $7,464 for the three months ended March 31, 2010 as compared to $102,142 of net cash provided by investing activities for the three months ended March 31, 2009.  The decrease in net cash provided by investing activities was mainly due to a decrease in net cash received for short-term investments.

Financing activities

Net cash used in financing activities was $99,542 for the three months ended March 31, 2010 as compared to $4,004 of net cash provided by financing activities for the three months ended March 31, 2009.  The higher balance of net cash used in financing activities was due to the purchase of 27,424 shares of treasury stock from employees during the current period.

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

None.

Purchase of Significant Equipment

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2010 we have investments of $129,600 in marketable securities.  During the three months ended March 31, 2010, and March 31, 2009, we recorded a net of $0 and a net loss of $29,512 on the disposal of such securities, respectively.  Although these investments represent less than one (1%) percent of our total assets, and, accordingly, do not represent a significant component of our assets, there can be no assurance that there will not be significant fluctuations in the equity markets that reduce the value of these investments including, but not limited to, a total loss of the value of these investments.

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

There have been no changes in our internal controls or in other factors that could materially affect, or were reasonable likely to materially affect these controls during or subsequent to the three months ended March 31, 2010.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

 None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: May 21, 2010	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer