Form 10-K/A
period 2009-12-31
AMERICAN METAL & TECHNOLOGY, INC.
filed 2010-06-30
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K /A
(Amendment No. 1)

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

Documents Incorporated By Reference -None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K (the “Original Filing”) of American Metal & Technology (“we, “us,” “our” or the “Company”) for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010, is being filed for the purpose of labeling our financial statements with respect to the fiscal year ended December 31, 2008 as “Unaudited” and to remove the copy of the audit report of Kabani & Company, Inc., the previous auditor of the Company, with respect to the fiscal year ended December 31, 2008, which audit report was withdrawn by Kabani & Company, Inc., in connection with the Original Filing.  In connection with the withdrawal of Kabani & Company, Inc.'s audit report, we have also made revisions to the disclosure contained in Item 14 of Part III of the Original Filing as well as to the Exhibits attached to this Form 10-K/A as disclosed in Item 15 of Part IV.

We intend to obtain a report of an independent accountant which complies with Article 2 of Regulation S-X with respect to our financial statements for the fiscal year ended December 31, 2008 (the “Compliant FY 2008 Report”).  When we have obtained the Compliant FY 2008 Report, we intend to file a Second Amendment to the Original Filing to re-label our financial statements with respect to the fiscal year ended December 31, 2008 as “Audited” and to include the Compliant FY 2008 Report.

Except as described above, the Original Filing has not been amended, updated or otherwise modified. The Original Filing, as amended by this Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31-1 and 32-1, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT (Restated)

On June 22, 2009, our Board of Directors selected as our independent accountant the Certified Public Accounting firm of KCCW Accountancy Corp. of Diamond Bar, California.  KCCW Accountancy Corp. audited our financial statements for the fiscal year ended December 31, 2009.  Kabani and Company, Inc. audited our financial statements for the fiscal year ended December 31, 2008. As disclosed in the Explanatory Note to this Amendment, Kabani has since withdrawn its audit report with respect to the fiscal year ended December 31, 2008.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Restated)

(a) Exhibits and Financial Statements:

1.  Financial Statements

The following financial statements are included on pages F-1 to F-25 of the Financial Statements filed as part of this Annual Report:

(i)	Report of Independent Accountant
(ii)	Balance Sheets as of December 31, 2009 and December 31, 2008
(iii)	Statements of Income for the fiscal years ended December 31, 2009 and 2008
(iv)	Statements of Cash Flows for the fiscal years ended December 31, 2009 and 2008
(v)	Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 2009 and 2008
(vi)	Notes to Financial Statements

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
Date: June 30 , 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chen Gao
Chen Gao, Director
Date: June 30 , 2010

By:	/s/ Xin Yan Yuan
Xin Yan Yuan, Director
Date: June 30 , 2010

By:	/s/ Li Wei Gao
Li Wei Gao, Director
Date: June 30 , 2010

AMERICAN METAL & TECHNOLOGY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

TABLE OF CONTENTS
__________

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:	F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2009 and 2008	F-4

Consolidated Statements of Changes in Equity for the years ended December 31, 2009 and 2008	F-7 - F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-9

Notes to Consolidated Financial Statements	F-10 - F-24

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

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 19, 2010

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009 (Audited)	2008 (Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$6,380,208	$7,591,947
Accounts receivable, net	205,988	442,238
Investment in marketable securities	135,078	93,906
Other receivables	611,936	352,250
Due from related parties	369,174	1,981,919
Advances to suppliers	31,201	390,368
Inventories	1,907,925	1,079,741
Prepaid expense	215,146	75,261
Interest receivable	73,293	-
Deferred tax assets-current	64,971	-
Current assets of the entity held for disposal	-	46,575
Total Current Assets	9,994,921	12,054,205

Property, Plant And Equipment, net	7,771,406	4,160,737
Construction in Progress	-	2,884,437
Intangible Assets, net	595,762	609,378

Total Assets	$18,362,089	$19,708,757

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$996,556	$1,544,995
Accrued expenses and other payables	624,944	446,952
Due to related parties	600	813,082
Unearned revenue	60,104	8,645
Liability of the entity held for disposal	-	645
Total Current Liabilities	1,682,204	2,814,319

Commitments	-	-

Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 12,012,230 and 10,720,268 shares issued and outstanding, respectively	1,201	1,072
Additional paid-in capital	8,359,444	7,786,114
Deferred expense-warrants	-	(20,435)
Statutory reserve	1,450,771	1,412,586
Accumulated other comprehensive income	1,960,066	1,865,844
Retained earnings	4,930,570	5,849,257
Less: Treasury stock, 44,334 shares at cost	(22,167)	-
Total Stockholders' Equity	16,679,885	16,894,438
Noncontrolling Interest	-	-
Total Equity	16,679,885	16,894,438

Total Liabilities and Equity	$18,362,089	$19,708,757

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For The Years
	Ended December 31,
	2009 (Audited)	2008 (Unaudited)

Net sales	$4,717,007	$18,539,583
Cost of goods sold	(4,098,649)	(12,815,577)
Gross profit	618,358	5,724,006
Operating expenses
Selling expenses	(17,637)	(48,780)
Impairment of goodwill	-	(120,128)
Operating and administrative expenses	(1,566,889)	(1,875,699)
Total operating expenses	(1,584,526)	(2,044,607)
Income (Loss) from operations	(966,168)	3,679,399
Other income (expense)
Interest income	346,701	235,118
Unrealized loss on marketable securities	(2,045)	-
Gain (Loss) on sale of marketable securities	16,031	(8,267)
Other income (expense)	(244,351)	(31,121)
Total other income	116,336	195,730
Income (Loss) from continuing operations before income tax	(849,832)	3,875,129
Income tax benefit	38,161	-
Income (Loss) from continuing operations	(811,671)	3,875,129
Loss from entity held for disposal	(68,831)	-
Net income (loss)	(880,502)	3,875,129
Net loss attributable to the noncontrolling interest	-	(9,693)
Net Income (Loss) Attributable to American Metal & Technology, Inc. and Subsidiaries	$(880,502)	$3,884,822

Earnings per share - basic and diluted:
Income (loss) from continuing operations attributable to common stockholders	$(0.07)	$0.37
Loss from entity held for disposal attributable to common stockholders	(0.01)	-
Net income (loss) attributable to common stockholders	$(0.08)	$0.37
Weighted average shares outstanding, basic and diluted	10,784,259	10,489,695

Amounts attributable to common stockholders:
Income (loss) from continuing operations, net of tax	$(811,671)	$3,884,822
Loss from entity held for disposal	(68,831)	-
Net income (loss)	$(880,502)	$3,884,822

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years
	Ended December 31,
	2009 (Audited)	2008 (Unaudited)
Cash flows from operating activities:
Net (Loss) Income	$(880,502)	$3,884,822
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	537,479	429,253
Share-based compensation	316,125	-
Purchase price of treasury stock allocated as compensation	137,833
Recovery of allowance for doubtful accounts	(21,378)	-
Inventory valuation reserve	106,901	-
Amortization of shares issued for services	85,778	-
Amortization of deferred expense-warrants	20,435	-
Unrealized loss on marketable securities	2,045	-
Minority interest	-	(9,693)
Impairment of goodwill	-	120,128
Issuance of warrants for services	-	80,361
(Increase)/decrease in assets:
Accounts receivable	2,202,628	(1,027,838)
Notes receivable	108,334	-
Other receivables	(367,366)	(173,801)
Due from related parties	50,431	-
Interest receivable	(73,241)	-
Inventory	(935,029)	(485,361)
Advance to suppliers	175,722	640,134
Prepaid expenses	(7,607)	-
Deferred tax assets	(64,925)	-
Increase/(decrease) in liabilities:
Accounts payable	174,472	736,979
Other payable and accrued expenses	177,891	(15,700)
Due to related parties	(477,452)	-
Accrued bonuses	-	351,913
Unearned revenue	51,427	(5,095)
Net cash provided by operating activities from continuing operations	1,320,001	4,526,102
Net cash provided by operating activities of entity held for disposal	69,026	-
Net cash provided by operating activities	1,389,028	4,526,102

Cash flows from investing activities:
Net proceeds from (purchase of) marketable securities	15,076	(65,270)
Purchase of equipment and leasehold improvements	(1,214,376)	(1,288,773)
Payment for disposal of discontinued operation	(22,901)	-
Additions to construction in progress	-	(2,436,369)
Cash paid for acquisition of minority interest	-	(92,566)

Net cash used in investing activities	(1,222,201)	(3,882,978)

Cash flows from financing activities:
Net repayments of loans	(1,209,532)	-
Purchase of treasury stock	(160,000)	-
Net proceeds from loans	-	473,489

Net cash (used in) provided by financing activities	(1,369,532)	473,489

Net (decrease) increase in Cash and Cash Equivalents	(1,202,705)	1,116,613

Effect of Exchange Rate Change on Cash and Cash Equivalents	(9,035)	438,141

Cash and Cash Equivalents-Beginning Balance	7,591,947	6,037,193

Cash and Cash Equivalents-Ending Balance	$6,380,208	$7,591,947

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-
Non Cash Transaction:
Shares due to acquisition of minority interest	$-	$383,555
Acquisition of subsidiary from a related party via payable	$-	$50,000

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