Form 10-K/A
period 2009-12-31
AMERICAN METAL & TECHNOLOGY, INC.
filed 2010-08-09
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2 )

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

Documents Incorporated By Reference -None

Explanatory Note

This Amendment No. 2 on Form 10-K/A (this “Second Amendment”) to the Annual Report on Form 10-K (the “Original Filing”) of American Metal & Technology (“we, “us,” “our” or the “Company”) for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010, is being filed for the purpose of filing a revised report of independent accountant with respect to the fiscal year ended December 31, 2009 which does not reference an unqualified opinion with respect to the audit of the Company’s financial statements for the fiscal year ended December 31, 2008, as the audit report with respect to the fiscal year ended December 31, 2008, was withdrawn by the Company’s predecessor accountant in connection with the Original Filing.  We had previously filed an Amendment No. 1 on Form 10-K/A (the “First Amendment”) on June 30, 2010 to label our financial statements with respect to the fiscal year ended December 31, 2008 as “Unaudited” and to remove the copy of the audit report of the Company’s predecessor auditor.

We intend to obtain a report of independent accountant which complies with Article 2 of Regulation S-X with respect to our financial statements for the fiscal year ended December 31, 2008 (the “Compliant FY 2008 Report”).  When we have obtained the Compliant FY 2008 Report, we intend to file a Third Amendment to the Original Filing to re-label our financial statements with respect to the fiscal year ended December 31, 2008 as “Audited” and to include the Compliant FY 2008 Report.

Except as described above, the First Amendment has not been amended, updated or otherwise modified. The Original Filing, as amended by the First Amendment and this Second Amendment, continues to speak as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Second Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the original filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31-1 and 32-1, respectively.

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
Date: August 9 , 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chen Gao
Chen Gao, Director
Date: August 9 , 2010

By:	/s/ Xin Yan Yuan
Xin Yan Yuan, Director
Date: August 9 , 2010

By:	/s/ Li Wei Gao
Li Wei Gao, Director
Date: August 9 , 2010

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
American Metal & Technology, Inc.

We have audited the accompanying consolidated balance sheet of American Metal & Technology, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits .

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