Form 10-Q
period 2010-06-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2010-08-16
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

 Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

As of August 16, 2010, there were 12,012,230 shares of Common Stock, $0.0001 par value per share issued and outstanding.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-Q

	PART I FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheet as of June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	Consolidated Statements of Income and Other Comprehensive Income for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	22

	PART II OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	22

	Signatures	23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,533,296	$6,380,208
Accounts receivable, net	701,082	205,988
Investment in marketable securities	91,774	135,078
Other receivables	828,098	611,936
Due from related parties	1,079,332	369,174
Advances to suppliers	1,770	31,201
Inventories	2,193,897	1,907,925
Prepaid expense	133,210	215,146
Interest receivable	52,809	73,293
Deferred tax assets-current	-	64,971
Total Current Assets	10,615,268	9,994,921

Property, Plant And Equipment, net	7,503,544	7,771,406
Intangible Assets, net	592,962	595,762

Total Assets	$18,711,774	$18,362,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,114,671	$996,556
Accrued expenses and other payables	496,041	624,944
Income tax payable	61,769	-
Due to related parties	600	600
Unearned revenue	35,205	60,104
Total Current Liabilities	1,708,286	1,682,204

Commitments	-	-

Stockholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 12,012,230 and 10,720,268 shares issued and outstanding, respectively	1,201	1,201
Additional paid-in capital	8,359,444	8,359,444
Statutory reserve	1,520,465	1,450,771
Accumulated other comprehensive income	2,086,158	1,960,066
Retained earnings	5,072,099	4,930,570
Less: Treasury stock, 44,334 shares at cost	(35,879)	(22,167)
Total Stockholders' Equity	17,003,488	16,679,885

Total Liabilities and Stockholders' Equity	$18,711,774	$18,362,089

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net sales	$2,180,509	$1,437,804	$3,688,339	$2,722,027
Cost of goods sold	(1,597,740)	(1,139,482)	(2,465,355)	(2,028,330)
Gross profit	582,769	298,322	1,222,984	693,697
Operating expenses
Selling expenses	(9,273)	(4,232)	(10,162)	(8,038)
Operating and administrative expenses	(133,213)	(194,824)	(847,839)	(826,139)
Total operating expenses	(142,486)	(199,056)	(858,001)	(834,177)
Income (Loss) from operations	440,283	99,266	364,983	(140,480)
Other income (expense)
Interest income, net	12,076	2,227	26,820	112,926
Unrealized loss on marketable securities	(53,335)	3,972	(48,641)	3,972
Gain (Loss) on sale of marketable securities	10,519	6,959	3,276	(22,618)
Other income (expense)	(8,868)	(319,928)	(8,868)	(321,054)
Total other income	(39,607)	(306,770)	(27,412)	(226,774)
Income (Loss) from continuing operations before income tax	400,676	(207,504)	337,571	(367,254)
Income tax benefit	(84,470)	-	(126,348)	-
Income (Loss) from continuing operations	316,206	(207,504)	211,223	(367,254)
Loss from entity held for disposal	-	(68,831)	-	(68,831)
Net income (loss)	$316,206	$(276,335)	$211,223	$(436,085)

Earnings per share - basic and diluted:
Loss from continuing operations	$0.03	$(0.02)	$0.02	$(0.04)
Loss from entity held for disposal	-	(0.01)	-	(0.01)
Net loss	$0.03	$(0.03)	$0.02	$(0.04)
Weighted average shares outstanding, basic and diluted	11,940,472	10,402,687	11,950,985	10,402,687

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (Loss) Income	$211,223	$(436,085)
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	347,889	254,527
Unrealized loss on marketable securities	48,641	(3,972)
Amortization of deferred expense-warrants	-	20,435
Loss on disposal of marketable securities	-	22,618
Bad debt expenses	-	94,148
(Increase)/decrease in assets:
Accounts receivable	(490,572)	1,000,618
Notes receivable	8,791	105,377
Other receivables	(219,587)	131,247
Due from related parties	(531,082)	(149,802)
Interest receivable	20,829	-
Inventory	(261,831)	(556,307)
Advance to suppliers	29,446	151,789
Prepaid expenses	82,107	(5,257)
Deferred tax assets	64,976	-
Increase/(decrease) in liabilities:
Accounts payable	110,873	(568,110)
Income tax payable	61,372	-
Other payable and accrued expenses	(129,574)	339,471
Due to related parties	(172,109)	-
Unearned revenue	(25,130)	450,059
Net cash (used in) provided by operating activities from continuing operations	(843,739)	850,756
Net cash provided by operating activities of entity held for disposal	-	68,831
Net cash (used in) provided by operating activities	(843,738)	919,587

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(24,537)	(171,542)
Net purchase of marketable securities	(4,737)	(40,807)

Net cash used in investing activities	(29,274)	(212,349)

Cash flows from financing activities:
Purchase of treasury stock	(13,712)	-
Net proceeds from loans	-	7,124

Net cash (used in) provided by financing activities	(13,712)	7,124

Net (decrease) increase in Cash and Cash Equivalents	(886,724)	714,362

Effect of Exchange Rate Change on Cash and Cash Equivalents	39,813	(8,707)

Cash and Cash Equivalents-Beginning Balance	6,380,208	7,569,046

Cash and Cash Equivalents-Ending Balance	$5,533,296	$8,274,701

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-

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

2. Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results for any future period.  These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009.  The results of the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

Principal of consolidation

The consolidated financial statements of American Metal & Technology, Inc. reflect the activities of the following subsidiaries:

Subsidiaries		Percentage Of Ownership
American Metal Technology Group, (“AMTG") Co., Ltd.	U.S.	100%
American Metal Technology Group Limited (holding company of Lang Fang and Tong Yuan)	H.K.	100%
American Metal Technology (Lang Fang) Co., Ltd. (“Lang Fang”)	P.R.C.	100%
Beijing Tong Yuan Heng Feng (Technology) Co., Ltd. (“Tong Yuan”)	P.R.C.	100%

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2010 and December 31, 2009, cash and cash equivalent amounted to $5,533,296 and $6,380,208, respectively.  Cash in bank deposited with banks in China is not insured.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2010 and December 31, 2009, the Company had accounts receivable of $701,082 and $205,988, net of allowance of $41,563 and $41,292, respectively.

Inventory valuation

Inventories are valued at the lower of cost or market value using weighted average method.  Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.  The Company recorded $107,677 and $106,901 of inventory valuation reserve for obsolete or slow-moving items for the periods ended June 30, 2010 and December 31, 2009, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the period ended June 30, 2010 and December 31, 2009.

Advances to suppliers

The company advances to certain vendors for the purchase of material. As of June 30, 2010 and December 31, 2009, the advances to suppliers amounted to $1,770 and $31,201 respectively.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition (ASC Topic 605).  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of June 30, 2010 and December 31, 2009 amounted to $35,205 and $60,104 respectively.

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

Accumulated other comprehensive income amounted to $2,086,158 and $1,960,066 as of June 30, 2010 and December 31, 2009, respectively.  Accumulated other comprehensive income was mainly foreign currency translation adjustments as of June 30, 2010 and December 31, 2009.

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

Recent accounting pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

3. Marketable Securities

The Company’s securities are classified as trading and, as such, are carried at fair value. The securities comprised of shares of common stock of third party customers and securities purchased. Securities classified as trading are bought and held principally for the purpose of selling them in the near term.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  As of June 30, 2010, the Company does not have any available-for-sale or held-to-maturity securities.

Unrealized holding gains and losses for trading securities shall be included in earnings.  Marketable securities classified as available for sale consisted of the following as of June 30, 2010 and December 31, 2009:

	As of
	6/30/2010	12/31/2009
Marketable Securities	Various	Various
Cost	$140,415	$137,123
Market Value	91,774	135,078
Unrealized Gain (Loss)	(48,641)	2,045

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

The following table summarizes by level within the fair value hierarchy of marketable securities as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Level 1	Total
Marketable Securities
Trading securities	$91,774	$91,774
	$91,774	$91,774

	December 31, 2009
	Level 1	Total
Marketable Securities
Trading securities	$135,078	$135,078
	$135,078	$135,078

4. Other receivables

Other receivables consisted of the followings at June 30, 2010 and December 31, 2009.  The receivables are due from unrelated parties, interest free, unsecured, and due on demand.

	As of
	6/30/2010	12/31/2009
Loan to unaffiliated company	$442,380	$-
Prepaid VAT tax	39,829	156,385
Note receivable	-	8,790
Others	345,889	446,761
Totals	$828,098	$611,936

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories consisted of the following at June 30, 2010 and December 31, 2009:

	As of
	6/30/2010	12/31/2009
Supplies and raw materials	$1,351,201	$1,075,206
Work in process	700,684	218,651
Finished goods	249,689	721,045
Less: Allowance for inventory valuation	(107,677)	(106,977)
Totals	$2,193,897	$1,907,925

6. Property, Plant and Equipment

Property, Plant and Equipment consist of the following at June 30, 2010 and December 31, 2009:

	As of
	6/30/2010	12/31/2009
Building and improvements	$4,159,630	$4,137,396
Vehicle	128,181	127,348
Machinery and equipments	5,160,930	5,098,001
Totals	9,448,741	9,362,745
Less: accumulated depreciation	(1,945,197)	(1,591,339)
	$7,503,544	$7,771,406

Depreciation expenses for the six month periods ended June 30, 2010 and 2009 were $341,231 and $227,787, respectively.

7. Intangible assets

The intangible assets comprised of following at June 30, 2010 and December 31, 2009:

Land use right

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $663,740. The land use right is for fifty years. The intangible assets consist of the following as of June 30, 2010 and December 31, 2009:

	As of
	6/30/2010	12/31/2009
Land use right	$670,014	$665,656
Less: accumulated amortization	(77,052)	(69,894)
	$592,962	$595,762

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2010 the Company expects these assets to be fully recoverable.

Amortization expense of intangible assets for the six month periods ended June 30, 2010 and 2009 amounted to $6,700 and $6,640 respectively. Amortization expenses for next five years after June 30, 2010 are as follows:

1 year after June 30, 2010	$13,314
2 years after June 30, 2010	13,314
3 years after June 30, 2010	13,314
4 years after June 30, 2010	13,314
5 years after June 30, 2010	13,314
Thereafter	526,392
Total	$592,962

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following at June 30, 2010 and December 31, 2009:

	As of
	6/30/2010	12/31/2009
Deferred compensation	$351,913	$351,913
Accrued payroll	-	118,420
Accrued other expenses	53,989	58,408
Payable to others	47,639	53,703
Accrued professional expenses	42,500	42,500
Totals	$496,041	$624,944

9. Related party transactions

Due from related parties

Due from related parties amounted to $1,079,332 and $369,174 as of June 30, 2010 and December 31, 2009, respectively, consisting of the following:

	As of
	6/30/2010	12/31/2009
Net trade receivable from –
Beijing Micro	$112,947	$270,996
QingHuangDao Anye	234,460	98,178
Beijing Sande	731,925	-
Total	$1,079,332	$369,174

Our President, Chief Executive Officer and Director, and the Secretary of the Company and Director each owns 35% and 21.6%, respectively, of Beijing Sande Technology (Holding) Co., Ltd. (“Beijing Sande”) which is a Chinese Corporation that, in turn, owns approximately 20% of Beijing Micro Matic Machinery, Ltd (“Beijing Sande”).  The controlling interest of approximately 80% of Beijing Micro Matic Machinery, Ltd. is owned by Denmark Micro Matic International SA, (“Denmark Micro”) an entity registered in Denmark.  Beijing Sande also owns 50% of QingHuangDao Anye Precision Casting Co., Ltd. (“QingHuangDao Anye”), a company registered in China.

Due to related parties

Due to related parties amounted to $600 and $600 as of June 30, 2010 and December 31, 2009.  The balance as of June 30, 2010 and December 31, 2009 included $600 due to the President and CEO of the Company. Due to related parties are due on demand, interest free, and unsecured.

Net sales

For the six month periods ended June 30, 2010 and 2009, net sales to related parties consisted of the following:

	6/30/2010	As a % of total net sales	6/30/2009	As a % of total net sales
Beijing Micro	$2,021,609	55%	$1,475,650	54%
Beijing Sande	104,979	3%	277,806	10%
Beijing Anye	125,410	3%	123,760	5%
Totals	$2,251,998	61%	$1,877,216	69%

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the statutory reserve amounted to $69,694 and $13,277 for the six month periods ended June 30, 2010 and 2009, respectively.

The total statutory reserve, as of June 30, 2010 and December 31, 2009, amounted to $1,520,465 and $1,450,771 respectively.

Incentive compensation

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company had four million ($4,000,000) dollars or more in net income for the fiscal year of 2008 excluding expenses relating to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission. The incentive compensation was to be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of four million ($4,000,000) dollars by twenty (20%) percent and dividing such product by an agreed value of $0.75 per share.

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

Protocol of Cooperation

On September 29, 2009, the Board of Directors adopted resolutions approving the Company entering into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company intends to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF has engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF, and assist AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares will be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based upon performance condition, 40% of which will become unrestricted two years after issuance, and 20% for each year thereafter.  The term of the Protocol is two years which will extend every two years until both AMLF and Kova agree to cease the Protocol.  Deferred service expense of $257,335 was recorded as prepaid expense at $0.37 per share, the market price of the Company’s common stock on April 21, 2009, the measurement date, and amortized throughout the two-year service period.  For the six months ended June 30, 2010, $64,334 was amortized and recorded as consulting expenses.  As of December 31, 2009, these shares have been issued.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ equity - continued

Treasury stock

On December 16, 2009, the Company repurchased 44,334 shares of common stocks from its employees at an aggregate cost of $160,000, pursuant to the Board resolution dated May 5, 2007 that authorizes the Company to offer its common stocks at $0.02 per share to employees and commit to repurchase from them, provided that the Company does not complete uplisting from the OTC Bulletin Board to one of the national exchanges in two years.  The repurchase price was determined by taking into account the effect of the 1-for-150 reverse stock split effective December 3, 2007, plus accrued interest.  The offering to repurchase shares was only to a specific group of employees and the repurchase price was significantly in excess of the price obtainable in transactions in the open market.  The 44,334 shares were valued at $22,167, or $0.50 per share, the closing price of the Company’s stock traded at the OTC Bulletin Board on December 16, 2009, the repurchase date, and recorded as treasury stock as of December 31, 2009.  The amount of $137,833 in excess of the price obtainable in the open market on the repurchase date was deemed compensatory to employees and recorded as compensation expense for the year ended December 31, 2009.

On March 11, 2010, the Company repurchased additional 27,424 shares of common stocks from its employees at an aggregate cost of $99,542 pursuant to the same Board resolution and other conditions as described above.  The 27,424 shares were valued at $13,712, or $0.50 per share, the closing price of the Company’s stock traded at the OTC Bulletin Board on March 11, 2010, the repurchase date, and recorded as treasury stock in the first quarter of 2010.  The amount of $85,830 in excess of the price obtainable in the open market on the repurchase date was deemed compensatory to employees and recorded as compensation expense during the first quarter of 2010.

11. Options and warrants

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

The following table summarizes the warrants outstanding as of June 30, 2010:

	Warrants outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Outstanding, December 31, 2008	50,000	$5	2.29
Granted	-	$-	-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, June 30, 2010	50,000	$5	1.79

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Income taxes

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States.  For operations in the U.S., the Company has incurred net operating losses.  The Company believes it is more likely than not that these net operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2010 and December 31, 2009.  Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at June 30, 2010 and December 31, 2009. The Company has provided 100% valuation allowance to the deferred tax assets as of June 30, 2010 and December 31, 2009.

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

The income tax consisted of the following for the six months ended June 30, 2010 and 2009:

	2010	2009

Income tax expense – current	$126,348	$-
Income tax expense – deferred	-	-
Total income tax expense	$126,348	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the six month periods ended June 30, 2010 and 2009:

	2010	2009
U.S. Federal tax at statutory rate	34.0%	34.0%
Effects of PRC tax rate difference	(12.4%)	-
Adjustments to valuation allowance	7.9%	-
Valuation allowance additions	-	(42.7%)
Effective tax rate	29.5%	-

Deferred taxes

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of June 30, 2010 and December 31, 2009 are as follows:

	6/30/2010	12/31/2009
Deferred tax assets – current
NOL carryforward	$508,577	$409,838
Valuation allowance	(508,577)	(344,866)
Net deferred tax asset	$-	$64,971

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Income taxes - continued

Income tax payable

Income tax payable amounted to $61,769 and $0 as of June 30, 2010 and December 31, 2009, respectively.

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

Major customers

Three major customers, one of which is also a related party to the Company, accounted for 61% of the net revenue for the six month periods ended June 30, 2010. The Company had $1,079,332 net trade receivable from these customers as of June 30, 2010. Two major customers accounted for 65% of the net revenue for the six month period ended June 30, 2009. The company had $151,460 accounts receivable from one customer and $444,972 unearned revenue with the other as of June 30, 2009.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition (ASC Topic 605).  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Unearned revenue as of June 30, 2010 and December 31, 2009 amounted to $35,205 and $60,104 respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2010 and December 31, 2009, the Company had accounts receivable of $701,082 and $205,988, net of allowance of $41,563 and $41,292, respectively.

Inventory valuation

Inventories are valued at the lower of cost or market value using weighted average method.  Management compares the cost of inventory with the market value and an allowance is made for writing down the inventory to its market value, if lower.  The Company recorded $107,677 and $106,901 of inventory valuation reserve for obsolete or slow-moving items for the periods ended June 30, 2010 and December 31, 2009, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based upon the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the three months ended June 30, 2010 and 2009.

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

Accumulated other comprehensive income amounted to $2,086,158 and $1,960,066 as of June 30, 2010 and December 31, 2009, respectively.  Accumulated other comprehensive income was mainly foreign currency translation adjustments as of June 30, 2010 and December 31, 2009.

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

RESULTS OF OPERATIONS

We design and manufacture high-precision casting and machined parts based on blueprints supplied by our customers. To set us apart from competition, we streamlined production cycle by providing a one stop solution to include all three integral processes in making high precision parts, which are molding design and fabrication, high precision investment casting and CNC machining process. Our products are almost exclusively component parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China and exported to foreign markets.   Our primary focus during 2010 and 2009 has been to increase demand for our castings and machined parts outside China.  During the six months ended June 30, 2010, as further set forth below, due to the slow recovery of the worldwide economic slowdown, we expect conservative growth in revenue and will continue to monitor our operating expenditures.

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

As of June 30, 2010, we had 327 full-time employees.  Prior to December 2008, the Company operated with three shifts per day at the factories for seven days each week.  Due to the global economic downturn, in December 2008, the Company reduced shifts to one shift per day.  Starting from the fourth quarter of 2009, the Company has resumed the three-shift working schedule, but reduced the number of machines operated due to a lower headcount.

For the six months ended June 30, 2010, the Company’s net sales increased approximately 35% as compared to the six months ended June 30, 2009.

On October 31, 2008, the Board of Directors adopted resolutions, authorizing incentive compensation to key members of its management if the Company had four million ($4,000,000) dollars or more in net income for the fiscal year of 2008 excluding expenses relating to the incentive compensation, as reflected in the audited Financial Statements of the Company as filed with the Securities and Exchange Commission. The incentive compensation shall be paid by the issuance of shares of common stock by the Company as follows: (A) 533,333 shares of common stock determined by multiplying the initial four million ($4,000,000) dollars of net income by ten (10%) percent and dividing the product by an agreed value of $0.75 per share and (B) such number of additional shares of common stock determined by multiplying the amount of net profit in excess of four million ($4,000,000) dollars by twenty (20%) percent and dividing such product by an agreed value of $0.75 per share.

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

On September 29, 2009, the Board of Directors adopted resolutions approving the Company entering into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company intends to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF have engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF, and assist AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares will be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based on the performance condition of Kova under the Protocol, 40% of which will become unrestricted two years after issuance, and 20% for each year thereafter.  The term of the Protocol is two years which will extend every two years until both AMLF and Kova agree to cease the Protocol.  Deferred service expense of $257,335 was recorded as prepaid expense at $0.37 per share, the market price of the Company’s common stock on April 21, 2009, the measurement date, and amortized throughout the two-year service period.  As of December 31, 2009, such shares have been issued.  For the six months ended June 30, 2010, $64,334 was amortized and recorded as consulting expenses.

On December 16, 2009, the Company repurchased 44,334 shares of common stocks from its employees at an aggregate cost of $160,000, pursuant to the Board resolution dated May 5, 2007 that authorizes the Company to offer its common stocks at $0.02 per share to employees and commit to repurchase from them, provided that the Company does not complete uplisting from the OTC Bulletin Board to one of the national exchanges in two years.  The repurchase price was determined by taking into account the effect of the 1-for-150 reverse stock split effective December 3, 2007, plus accrued interest.  The offering to repurchase shares was only to a specific group of employees and the repurchase price was significantly in excess of the price obtainable in transactions in the open market.  The 44,334 shares were valued at $22,167, or $0.50 per share, the closing price of the Company’s stock traded at the OTC Bulletin Board on December 16, 2009, the repurchase date, and recorded as treasury stock as of December 31, 2009.  The amount of $137,833 in excess of the price obtainable in the open market on the repurchase date was deemed compensatory to employees and recorded as compensation expense for the year ended December 31, 2009.

On March 11, 2010, the Company repurchased additional 27,424 shares of common stocks from its employees at an aggregate cost of $99,542 pursuant to the same Board resolution and other conditions as described above.  The 27,424 shares were valued at $13,712, or $0.50 per share, the closing price of the Company’s stock traded at the OTC Bulletin Board on March 11, 2010, the repurchase date, and recorded as treasury stock in the first quarter of 2010.  The amount of $85,830 in excess of the price obtainable in the open market on the repurchase date was deemed compensatory to employees and recorded as compensation expense during the first quarter of 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Revenue

Net sales for the six months ended June 30, 2010 was $3,688,339, an increase of 35% as compared to $2,722,027 for the six months ended June 30, 2009.  Gross profit for the six months ended June 30, 2010, was $1,222,984, or approximately 33% of revenues, compared to $693,697, or 25% of revenues, for the same period in 2009.

Net sales for the three months ended June 30, 2010 was $2,180,509, an increase of 52% as compared to $1,437,804 for the six months ended June 30, 2009.  Gross profit for the six months ended June 30, 2010, was $582,769, or approximately 27% of revenues, compared to $298,322, or 21% of revenues, for the same period in 2009.

The increase was primarily due to the the increase in customer orders during the second quarter of 2010.  The increase in gross margin was resulted from lower fixed costs per unit allocated to cost of goods sold due to increase in sale orders during the current period as compared to the prior period.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses were $858,001 for the six months ended June 30, 2010, an increase of $23,824 or 3% as compared to $834,177 for the six months ended June 30, 2009.

The increase was mainly a result of the commencement of depreciation of the two buildings completed and put in at the end of 2009.  Depreciation of the two buildings was $29,741 during the first two quarters of 2010.  Additionally, $85,830 was charged to compensation expense for the excess of the repurchase price of the 27,424 shares of treasury stock over the price obtainable from the open market.

Total operating expenses decreased $56,570 or 28% to $142,486 for the three months ended June 30, 2010 from $199,056 for the same period prior year.  The decrease was mainly due to collection of $173,884 of accounts receivable that had been charged to bad debt expense in the first quarter of 2010.

Interest Income and Expense

Interest income for the six months ended June 30, 2010 was $26,820 as compared to $112,926 for the six months ended June 30, 2009, a 76% decrease.  This decrease in interest income was primarily driven by the decreased balance of time deposits during the six months ended June 30, 2010.

Interest income for the three months ended June 30, 2010 was $12,076 as compared to $2,227 for the three months ended June 30, 2009, a 442% increase.  This increase in interest income was primarily driven by the higher average balance of time deposits during the three months ended June 30, 2010 as compared to the same period prior year.

Net Loss

We had net income of $211,223 for the six months ended June 30, 2010 as compared to net loss of 436,085 for the six months ended June 30, 2009, a 148% increase.  Net income for the three months ended June 30, 2010 was 316,206 as compared to net loss of $276,335 for the three months ended June 30, 2009, a 214% increase.  The increases in net income during 2010 were mainly driven by the recovery of demand for the company’s products and higher sales orders from customers.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $5,533,296 at June 30, 2010 as compared to $6,380,208 at December 31, 2009, a 13% decrease.  We experienced increases in net cash used with respect to operating activities and financing activities, and decrease in net cash used in investing activities during the current period.  Throughout the six months ended June 30, 2010, we met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION. - continued

Operating activities

Net cash used in operating activities for the six months ended June 30, 2010 was $843,739 as compared to $919,587 of net cash provided for the six months ended June 30, 2009.  The increase in net cash used was mainly due to net increase of $490,572 in accounts receivable for the six months ended June 30, 2010 as compared to net decrease of $1,000,618 for the six months ended June 30, 2009.  Net increase of $219,587 in other receivable for the current period as compared to net decrease of $131,247 for the same period prior year, and net increase of $531,082 in trade receivables from related parties as compared to $149,802 for the same period prior year also contributed to the higher balance of net cash used.  Such effect was partially offset by net cash used in inventory with net increase of $261,831 for the current period as compared to $556,307 for the same period prior year, as well as net increase of $110,873 in accounts payable for the current period as compared to net decrease of $568,110 for the same period prior year.

Investing activities

Net cash used in investing activities was $29,274 for the six months ended June 30, 2010 as compared to $212,349 for the six months ended June 30, 2009.  The decrease in net cash used was mainly due to decrease in net cash paid for purchase of fixed assets.

Financing activities

Net cash used in financing activities was $13,712 for the six months ended June 30, 2010 as compared to $7,124 of net cash provided for the six months ended June 30, 2010.  The higher balance of net cash used was due to purchase of treasury stocks during the current period.

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

None.

Purchase of Significant Equipment

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2010 we have investments of $91,774 in marketable securities.  During the six months ended June 30, 2010, and 2009, we recorded a net gain of $3,276 and a net loss of ($22,618) from the disposal of such securities, respectively.  Although these investments represent less than one (1%) percent of our total assets, and, accordingly, do not represent a significant component of our assets, there can be no assurance that there will not be significant fluctuations in the equity markets that reduce the value of these investments including, but not limited to, a total loss of the value of these investments.

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

There have been no changes in our internal controls or in other factors that could materially affect, or were reasonable likely to materially affect these controls during or subsequent to the six months ended June 30, 2010.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

1	Filed 8-K on May 26, 2010, the Company announced that its predecessor auditor had withdrawn its previously issued audit opinion with respect to fiscal years 2008 and 2007
2
Filed 8-K/A on June 10, 2010, the Company attaching a letter from its predecessor auditor agreeing with the statements made in the Form 8-K filed on May 26, 2010 with respect to the Company’s predecessor auditor withdrawing its previously issued audit opinion with respect to fiscal years 2008 and 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: August 16, 2010	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer