Form 10-Q
period 2010-09-30
AMERICAN METAL & TECHNOLOGY, INC.
filed 2010-11-17
CIK 826444

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

No. 11 Shi Xing Street, Badachu Hi-Tech Zone, Shijingshan Dist., Beijing, 100041, People’s Republic of China
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: +86-10-88794106 ext. 306

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

As of November 15, 2010, there were 12,012,230 shares of Common Stock, $0.0001 par value per share issued and outstanding.

AMERICAN METAL & TECHNOLOGY, INC.
TABLE OF CONTENTS
FORM 10-Q

	PART I FINANCIAL INFORMATION

Item Number		Page

Item 1.	Financial Statements	3

	Consolidated Balance Sheet as of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	3

	Consolidated Statements of Income and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	17

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

	PART II OTHER INFORMATION	23

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

	Signatures	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,696,480	$6,380,208
Accounts receivable, net	846,183	205,988
Investment in marketable securities	148,092	135,078
Other receivables	914,630	611,936
Due from related parties	2,595,198	369,174
Advances to suppliers	135	31,201
Inventories	2,484,717	1,907,925
Prepaid expense	111,588	215,146
Interest receivable	52,076	73,293
Deferred tax assets-current	-	64,971
Total Current Assets	11,849,098	9,994,921

Property, Plant And Equipment, net	7,507,793	7,771,406
Intangible Assets, net	597,632	595,762

Total Assets	$19,954,524	$18,362,089

LIABILITIES AND STOCKHOLDERS 'EQUITY

Current Liabilities
Accounts payable	$1,580,319	$996,556
Accrued expenses and other payables	506,180	624,944
Income tax payable	145,599	-
Due to related parties	600	600
Unearned revenue	19,429	60,104
Total Current Liabilities	2,252,127	1,682,204

Commitments	-	-

Stockholders' Equity
Common stocks; $0.0001 par value, 30,000,000 shares authorized, 12,012,230 shares issued and outstanding	1,201	1,201
Additional paid-in capital	8,359,444	8,359,444
Statutory reserve	1,578,483	1,450,771
Accumulated other comprehensive income	2,322,221	1,960,066
Retained earnings	5,476,926	4,930,570
Less: Treasury stock, 44,334 shares at cost	(35,879)	(22,167)
Total Stockholders' Equity	17,702,397	16,679,885

Total Liabilities and Stockholders' Equity	$19,954,524	$18,362,089

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net sales	$2,990,069	$972,996	$6,678,408	$3,438,920
Cost of goods sold	(2,140,601)	(773,409)	(4,605,956)	(2,548,476)
Gross profit	849,467	199,587	2,072,452	890,444
Operating expenses
Selling expenses	(8,369)	(4,868)	(18,531)	(12,905)
Operating and administrative expenses	(365,379)	(517,640)	(1,213,218)	(1,412,636)
Total operating expenses	(373,748)	(522,508)	(1,231,749)	(1,425,541)
Income (Loss) from operations	475,719	(322,921)	840,702	(535,097)
Other income (expense)
Interest income, net	16,185	195,300	43,006	308,198
Unrealized (loss) gain on marketable securities	(22,338)	85	(70,979)	85
Gain (Loss) on sale of marketable securities	84,323	12,016	87,599	(6,635)
Other income (expense)	(7,933)	4,000	(16,801)	(317,054)
Total other income (expense)	70,238	211,401	42,825	(15,406)
Income (Loss) from continuing operations before income tax	545,957	(111,520)	883,528	(550,503)
Income tax expense	(83,111)	-	(209,459)	-
Income (Loss) from continuing operations	462,846	(111,520)	674,068	(550,503)
Loss from entity held for disposal	-	(68,831)	-	(68,831)
Net income (loss)	$462,846	$(180,351)	$674,068	$(619,334)

Earnings per share - basic and diluted:
Net income (Loss) from continuing operations	$0.04	$(0.01)	$0.06	$(0.05)
Loss from entity held for disposal	-	(0.01)	-	(0.01)
Net income (Loss) from continuing operations	$0.04	$(0.02)	$0.06	$(0.06)
Weighted average shares outstanding, basic and diluted	11,940,472	10,720,268	11,947,429	10,720,268

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (Loss) Income	$674,068	$(619,334)
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Depreciation and amortization	560,576	450,833
Unrealized loss on marketable securities	70,979	6,550
Reserve for inventory valuation	(12,623)	-
Bad debt expenses	(2,098)	(7,614)
Share-based compensation	-	316,125
Amortization of deferred expense-warrants	-	20,435
(Increase)/decrease in assets:
Accounts receivable	(626,645)	2,001,609
Notes receivable	8,865	108,315
Other receivables	(295,863)	25,472
Due from related parties	(881,029)	1,461
Interest receivable	22,441	-
Inventory	(509,418)	(976,852)
Advance to suppliers	31,335	343,871
Prepaid expenses	104,349	(1,779)
Deferred tax assets	65,527	-
Increase/(decrease) in liabilities:
Accounts payable	557,142	(703,978)
Income tax payable	143,932	-
Other payable and accrued expenses	(122,016)	413,782
Due to related parties	(1,312,120)	-
Unearned revenue	(41,412)	9,199
Net cash (used in) provided by operating activities from continuing operations	(1,564,010)	1,388,095
Net cash provided by operating activities of entity held for disposal	-	67,006
Net cash (used in) provided by operating activities	(1,564,010)	1,455,101

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(134,437)	(875,189)
Net (purchase) sale of marketable securities	(81,141)	21,698

Net cash used in investing activities	(215,578)	(853,491)

Cash flows from financing activities:
Purchase of treasury stock	(13,712)	-
Net repayments of loans	-	(1,209,532)

Net cash (used in) provided by financing activities	(13,712)	(1,209,532)

Net decrease in Cash and Cash Equivalents	(1,793,300)	(607,922)

Effect of Exchange Rate Change on Cash and Cash Equivalents	109,573	(4,829)

Cash and Cash Equivalents-Beginning Balance	6,380,208	7,569,046

Cash and Cash Equivalents-Ending Balance	$4,696,480	$6,956,295

Supplement disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expenses paid	$-	$-

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

2. Summary of significant accounting policies

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the interim periods are not necessarily indicative of the results for any future period.  These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009.  The results of the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of significant accounting policies - continued

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2010 and December 31, 2009, cash and cash equivalents amounted to $4,696,480 and $6,380,208, respectively.  Cash deposited with banks in China is not insured.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2010 and December 31, 2009, the Company had accounts receivable of $846,183 and $205,988, net of allowance of $40,006 and $41,292, respectively.

Inventory valuation

Inventories are valued at the lower of cost or market value using the weighted average method.  Management compares the cost of inventory with its market value and an allowance is made for writing down the inventory to its market value, if lower.  The Company recorded $96,372 and $106,901 of inventory valuation reserve for obsolete or slow-moving items as of September 30, 2010 and December 31, 2009, respectively.

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

 The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount of an asset is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based upon the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the period ended September 30, 2010 and December 31, 2009.

Advances to suppliers

The Company makes advances to certain vendors for the purchase of material.  As of September 30, 2010 and December 31, 2009, the advances to suppliers amounted to $135 and $31,201 respectively.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition (ASC Topic 605).  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue as of September 30, 2010 and December 31, 2009 amounted to $19,429 and $60,104 respectively.

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

Accumulated other comprehensive income amounted to $2,322,221 and $1,960,066 as of September 30, 2010 and December 31, 2009, respectively.  Accumulated other comprehensive income was mainly foreign currency translation adjustments as of September 30, 2010 and December 31, 2009.

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

3. Marketable Securities

The Company’s securities are classified as trading and, as such, are carried at fair value. The securities comprised of shares of common stock of third party customers and securities purchased. Securities classified as trading are bought and held principally for the purpose of selling them in the near term.  Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price.  As of September 30, 2010, the Company does not have any available-for-sale or held-to-maturity securities.

Unrealized holding gains and losses for trading securities shall be included in earnings.  Marketable securities classified as available for sale consisted of the following as of September 30, 2010 and December 31, 2009:

	As of
	9/30/2010	12/31/2009
Marketable Securities	Various	Various
Cost	$219,893	$137,123
Market Value	148,092	135,078
Unrealized Gain (Loss)	(70,979)	2,045

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

The following table summarizes by level within the fair value hierarchy of marketable securities as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Level 1	Total
Marketable Securities
Trading securities	$148,092	$148,092
	$148,092	$148,092

	December 31, 2009
	Level 1	Total
Marketable Securities
Trading securities	$135,078	$135,078
	$135,078	$135,078

4. Other receivables

Other receivables consisted of the following at September 30, 2010 and December 31, 2009.  The receivables are due from unrelated parties, interest free, unsecured, and due on demand.

	As of
	9/30/2010	12/31/2009
Loan to unaffiliated company	$914,630	$-
Prepaid VAT tax	-	156,385
Note receivable	-	8,790
Others	-	446,761
Totals	$914,630	$611,936

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories consisted of the following at September 30, 2010 and December 31, 2009:

	As of
	9/30/2010	12/31/2009
Supplies and raw materials	$1,646,848	$1,075,206
Work in process	708,364	218,651
Finished goods	225,877	721,045
Less: Allowance for inventory valuation	(96,372)	(106,977)
Totals	$2,484,717	$1,907,925

6. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following at September 30, 2010 and December 31, 2009:

	As of
	9/30/2010	12/31/2009
Building and improvements	$4,238,626	$4,137,396
Vehicle	207,916	127,348
Machinery and equipments	5,241,677	5,098,001
Totals	9,688,219	9,362,745
Less: accumulated depreciation	(2,180,426)	(1,591,339)
	$7,507,793	$7,771,406

Depreciation expenses for the nine-month periods ended September 30, 2010 and 2009 were $550,506 and $227,787, respectively.

7. Intangible assets

The intangible assets comprised of following at September 30, 2010 and December 31, 2009:

Land use right

Per the People's Republic of China's governmental regulations, the Government owns all land. However, the government grants the user a “land use right” (the Right) to use the land. The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset and amortizing over a period of fifty years.

American Metal Technology (Lang Fang) Co., Ltd. acquired land use rights during the year ended 2004 for a total amount of $663,740. The land use right is for fifty years. The intangible assets consist of the following as of September 30, 2010 and December 31, 2009:

	As of
	9/30/2010	12/31/2009
Land use right	$679,127	$665,656
Less: accumulated amortization	(81,495)	(69,894)
	$597,632	$595,762

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2010 the Company expects these assets to be fully recoverable.

Amortization expense of intangible assets for the nine-month periods ended September 30, 2010 and 2009 amounted to $10,070 and $9,976 respectively. Amortization expenses for next five years after September 30, 2010 are as follows:

1 year after September 30, 2010	$13,427
2 years after September 30, 2010	13,427
3 years after September 30, 2010	13,427
4 years after September 30, 2010	13,427
5 years after September 30, 2010	13,427
Thereafter	530,497
Total	$597,632

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Accrued expenses and other payables

Accrued expenses and other payables consisted of the following at September 30, 2010 and December 31, 2009:

	As of
	9/30/2010	12/31/2009
Deferred compensation	$351,913	$351,913
Accrued payroll	-	118,420
Accrued taxes and other expenses	57,259	58,408
Payable to others	54,508	53,703
Accrued professional expenses	42,500	42,500
Totals	$506,180	$624,944

9. Related party transactions

Due from related parties

Due from related parties amounted to $2,595,198 and $369,174 as of September 30, 2010 and December 31, 2009, respectively, consisting of the following:

	As of
	9/30/2010	12/31/2009
Net trade receivable from –
Beijing Micro	$1,479,418	$270,996
Beijing Sande	880,883	-
QingHuangDao Anye	234,897	98,178
Total	$2,595,198	$369,174

Our President, Chief Executive Officer and Director, and the Secretary of the Company and Director each own 35% and 21.6%, respectively of Beijing Sande Technology (Holding) Co., Ltd. (“Beijing Sande”) which is a Chinese corporation that, in turn, owns approximately 20% of Beijing Micro Matic Machinery, Ltd (“Beijing Micro”).  The controlling interest of approximately 80% of Beijing Micro is owned by Denmark Micro Matic International SA, (“Denmark Micro”) an entity registered in Denmark.  Beijing Sande also owns 50% of QingHuangDao Anye Precision Casting Co., Ltd. (“QingHuangDao Anye”), a company registered in China.

Due to related parties

Due to related parties amounted to $600 and $600 as of September 30, 2010 and December 31, 2009, respectively.  The balance as of September 30, 2010 and December 31, 2009 included $600 due to the President and CEO of the Company. Due to related parties are due on demand, interest free, and unsecured.

Net sales

For the nine-month periods ended September 30, 2010 and 2009, net sales to related parties consisted of the following:

	9/30/2010	As a % of total net sales	9/30/2009	As a % of total net sales
Beijing Micro	$3,568,638	58%	$2,038,186	59%
Beijing Sande	254,946	4%	295,919	9%
Beijing Anye	192,917	3%	184,297	5%
Totals	$4,016,501	65%	$2,518,402	73%

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

In accordance with the Chinese Company Law, the Company has allocated 10% of its net income to surplus. The amount allocated to the statutory reserve amounted to $127,713 and $13,277 for the nine-month periods ended September 30, 2010 and 2009, respectively.

The total statutory reserve, as of September 30, 2010 and December 31, 2009, amounted to $1,578,483 and $1,450,771 respectively.

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

Protocol of Cooperation

On September 29, 2009, the Board of Directors adopted resolutions approving the Company’s entry into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company agreed to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF and assisting AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares will be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based upon the performance of Kova under the Protocol, 40% of which will become unrestricted two years after issuance, and 20% of which will become unrestricted each year thereafter.  The term of the Protocol is two years and will automatically renew every two years until both AMLF and Kova agree to cease the Protocol.  Deferred service expense of $257,335 was recorded as prepaid expense at $0.37 per share, the market price of the Company’s common stock on April 21, 2009, the measurement date, and amortized throughout the two-year service period. For the nine months ended September 30, 2010, $96,501 was amortized and recorded as consulting expenses.

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

The assumptions used in calculating the fair value of warrants granted using the Black-Scholes option pricing model are as follows:

Risk-free interest rate		4.12%
Expected life of the warrants	4 year	s
Expected volatility		70%
Expected dividend yield		0%

These warrants were recorded at the fair value of $100,796.  The Company has been expensing the fair value of these warrants over the term of the agreement.

The following table summarizes the warrants outstanding as of September 30, 2010:

	Warrants outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Outstanding, December 31, 2009	50,000	$5	2.29
Granted	-	$-	-
Forfeited/Canceled	-	$-	-
Exercised	-	-	-
Outstanding, September 30, 2010	50,000	$5	1.54

AMERICAN METAL & TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Income taxes

The Company is registered in the State of Delaware and has operations in primarily two tax jurisdictions - the PRC and the United States.  For operations in the U.S., the Company has incurred net operating losses.  The Company believes it is more likely than not that these net operating losses will not be utilized in the future.  Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2010 and December 31, 2009.  Accordingly, the Company has no net deferred tax assets on the U.S. operations.

United States

The Company has significant income tax net operating losses (“NOL”) carried forward from prior years.  Due to the change in ownership of more than fifty percent, the amount of NOL which may be used in any one year will be subject to a restriction under section 382 of the Internal Revenue Code.  Due to the uncertainty of the realizability of the related deferred tax assets, a reserve equal to the amount of deferred income taxes has been established at September 30, 2010 and December 31, 2009. The Company has provided 100% valuation allowance to the deferred tax assets as of September 30, 2010 and December 31, 2009.

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

The income tax consisted of the following for the nine months ended September 30, 2010 and 2009:

	2010	2009

Income tax expense – current	$209,459	$-
Income tax expense – deferred	-	-
Total income tax expense	$209,459	$-

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine-month periods ended September 30, 2010 and 2009:

	2010	2009
U.S. Federal tax at statutory rate	34.0%	34.0%
Effects of PRC tax rate difference	(15.9%)	-
Adjustments to valuation allowance	3.2%	-
Valuation allowance additions	-	(34.0%)
Effective tax rate	21.3%	-

Deferred taxes

The tax effect of temporary differences that give rise to the Company’s deferred tax asset as of September 30, 2010 and December 31, 2009 are as follows:

	9/30/2010	12/31/2009
Deferred tax assets – current
NOL carryforward	$747,273	$409,838
Valuation allowance	(747,273)	(344,866)
Net deferred tax asset	$-	$64,971

Income tax payable

Income tax payable amounted to $145,599 and $0 as of September 30, 2010 and December 31, 2009, respectively.

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

Major customers

One major customer which is also a related party to the Company accounted for 58% of the net revenue for the nine-month period ended September 30, 2010.  The Company had $1,479,418 net trade receivable from this customer as of September 30, 2010. The same major customer accounted for 59% of the net revenue for the nine-month period ended September 30, 2009. The Company had $28,242 accounts receivable from this customer as of September 30, 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition (ASC Topic 605).  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Unearned revenue as of September 30, 2010 and December 31, 2009 amounted to $19,429 and $60,104 respectively.

The Company's revenue consists of invoiced value of goods, net of a value-added tax (VAT). No product return or sales discount allowance is made as products delivered and accepted by customers are normally not returnable and sales discount is normally not granted after products are delivered.

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses for accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2010 and December 31, 2009, the Company had accounts receivable of $846,183 and $205,988, net of allowance of $40,006 and $41,292, respectively.

Inventory valuation

Inventories are valued at the lower of cost or market value using weighted average method.  Management compares the cost of inventory with its market value and an allowance is made for writing down the inventory to its market value, if lower.  The Company recorded $96,372 and $106,901 of inventory valuation reserve for obsolete or slow-moving items as of September 30, 2010 and December 31, 2009, respectively.

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

The Company tests long-lived assets, including property, plant and equipment and intangible assets subject to periodic amortization, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value.  Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments.  The Company estimates fair value based upon the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets for the three months ended September 30, 2010 and 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Accumulated other comprehensive income amounted to $2,322,221 and $1,960,066 as of September 30, 2010 and December 31, 2009, respectively.  Accumulated other comprehensive income was mainly foreign currency translation adjustments as of September 30, 2010 and December 31, 2009.

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

RESULTS OF OPERATIONS

We design and manufacture high-precision casting and machined parts based on blueprints supplied by our customers. To set us apart from competition, we streamlined our production cycle by providing a one stop solution which  includes all three integral processes in making high precision parts, namely, molding design and fabrication, high precision investment casting and the CNC machining process. Our products are almost exclusively component parts for use in final products, which are either assembled or manufactured outside China or are manufactured and assembled in China and exported to foreign markets.  Our primary focus during 2010 and 2009 has been to increase demand for our castings and machined parts outside China.  During the nine months ended September 30, 2010, as further set forth below, due to the slow recovery of the worldwide economic slowdown, we expect conservative growth in revenue and will continue to monitor our operating expenditures.

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

As of September 30, 2010, we had 327 full-time employees.  Prior to December 2008, the Company operated with three shifts per day at the factories for seven days each week.  Due to the global economic downturn, in December 2008, the Company reduced shifts to one shift per day.  Starting with the fourth quarter of 2009, the Company has resumed the three-shift working schedule, but reduced the number of machines operated due to a lower headcount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

For the nine months ended September 30, 2010, the Company’s net sales increased approximately 94% as compared to the nine months ended September 30, 2009.

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

On September 29, 2009, the Board of Directors adopted resolutions approving the Company entering into the Protocol of Cooperation dated April 21, 2009 (the “Protocol”) with Kova Cabride Tools Co. Ltd (“Kova”) and Shih Kung Ho, who introduced Kova to the Company, pursuant to which the Company agreed to issue 567,100 shares and 128,400 shares of the Company’s common stock to Kova and Shih Kung Ho, respectively.  According to the Protocol, AMLF engaged Kevin Kao, general manager of Kova, as Chief Technical Director with decision-making authority to take charge of production, technology, and quality control of AMLF.  Kova will be responsible for training technicians and inspectors of AMLF, and assist AMLF in obtaining the certificate of aeronautic products.  Kova will also assist AMLF in finding new customers.  Shares were to be issued as restricted shares for which sale or transfer is contractually prohibited and subject to being returned to the Company based on the performance of Kova under the Protocol, 40% of which will become unrestricted two years after issuance, and 20% of which will become unrestricted each year thereafter.  The term of the Protocol is two years and will automatically renew every two years until both AMLF and Kova agree to cease the Protocol.  Deferred service expense of $257,335 was recorded as prepaid expense at $0.37 per share, the market price of the Company’s common stock on April 21, 2009, the measurement date, and amortized throughout the two-year service period. For the nine months ended September 30, 2010, $96,501 was amortized and recorded as consulting expenses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Revenue

Net sales for the nine months ended September 30, 2010 was $6,678,408, an increase of 94% as compared to $3,438,920 for the nine months ended September 30, 2009.  Gross profit for the nine months ended September 30, 2010, was $2,072,452, or approximately 31% of revenues, compared to $890,444, or 26% of revenues, for the same period in 2009.

Net sales for the three months ended September 30, 2010 was $2,990,069, an increase of 207% as compared to $972,996 for the three months ended September 30, 2009.  Gross profit for the three months ended September 30, 2010, was $849,467, or approximately 28% of revenues, compared to $199,587, or 21% of revenues, for the same period in 2009.

The increase was primarily due to the the increase in customer orders during the second half of year 2010.  The increase in gross margin was resulted from lower fixed costs per unit allocated to cost of goods sold due to increase in sale orders during the current period as compared to the prior period.

Expenses from Operations

Total expenses, comprised mostly of general and administrative expenses, were $1,213,218 for the nine months ended September 30, 2010, a decrease of $199,418 or 14% as compared to $1,412,636 for the nine months ended September 30, 2009.  Total operating expenses decreased $148,760 or 28% to $373,748 for the three months ended September 30, 2010 from $522,508 for the same period of the prior year.

The decrease was mainly due to more expenses being allocated to manufacturing cost for the increasing production and sales volume starting in the second half of the year 2010.

Interest Income and Expense

Interest income for the nine months ended September 30, 2010 was $43,006 as compared to $308,198 for the nine months ended September 30, 2009, an 86% decrease.  This decrease in interest income was primarily driven by the decreased balance of time deposits during the nine months ended September 30, 2010.

Interest income for the three months ended September 30, 2010 was $16,185 as compared to $195,300 for the three months ended September 30, 2009, a 92% decrease.  This decrease in interest income was primarily driven by the decreased balance of time deposits during the nine months ended September 30, 2010.

Net Loss

We had net income of $674,068 for the nine months ended September 30, 2010 as compared to net loss of $619,334 for the nine months ended September 30, 2009, a 209% increase.  Net income for the three months ended September 30, 2010 was 462,846 as compared to net loss of $180,351 for the three months ended September 30, 2009, a 357% increase.  The increases in net income during 2010 were mainly driven by the recovery of demand for the company’s products and higher sales orders from customers.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $4,696,480 at September 30, 2010 as compared to $6,380,208 at December 31, 2009, a 26% decrease.  We experienced increases in net cash used with respect to operating activities and financing activities, and decrease in net cash used in investing activities during the current period.  Throughout the nine months ended September 30, 2010, we met our liquidity needs through the revenue derived pursuant to the sale of our precision metal castings and electronic circuit boards manufactured at facilities controlled by our subsidiary corporations in the People’s Republic of China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $1,564,010 as compared to $1,455,101 of net cash provided for the nine months ended September 30, 2009.  The increase in net cash used was mainly due to net increase of $626,645 in accounts receivable for the nine months ended September 30, 2010 as compared to net decrease of $2,001,609 for the nine months ended September 30, 2009.  Net increase of $295,863 in other receivable for the current period as compared to net decrease of $25,472 for the same period prior year, and net increase of $881,029 in trade receivables from related parties, as compared to a net decrease of $1,461 for the same period prior year, also contributed to the higher balance of net cash used.  Such effect was partially offset by net cash used in inventory with net increase of $509,418 for the current period as compared to $976,852 for the same period prior year, as well as net increase of $557,142 in accounts payable for the current period as compared to net decrease of $703,978 for the same period prior year.

Investing activities

Net cash used in investing activities was $215,578 for the nine months ended September 30, 2010 as compared to $853,491 for the nine months ended September 30, 2009.  The decrease in net cash used was mainly due to decrease in net cash paid for purchase of fixed assets.

Financing activities

Net cash used in financing activities was $13,712 for the nine months ended September 30, 2010 as compared to $1,209,532 of net cash use in the nine months ended September 30, 2010.  The higher balance of net cash used was due to purchase of treasury stocks during the current period.

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

None.

Purchase of Significant Equipment

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2010 we have investments of $148,092 in marketable securities.  During the nine months ended September 30, 2010, and 2009, we recorded a net gain of $87,599 and a net loss of ($6,635) from the disposal of such securities, respectively.  Although these investments represent less than one (1%) percent of our total assets, and, accordingly, do not represent a significant component of our assets, there can be no assurance that there will not be significant fluctuations in the equity markets that reduce the value of these investments including, but not limited to, a total loss of the value of these investments.

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

There have been no changes in our internal controls or in other factors that could materially affect, or were reasonable likely to materially affect these controls during or subsequent to the nine months ended September 30, 2010.

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

AMERICAN METAL & TECHNOLOGY, INC.
(Registrant)

Date: November 16, 2010	By:	/s/ Chen Gao
Chen Gao
Title: President and Chief Executive Officer